Form 10-Q
period 1997-12-31
HERITAGE BANCORP INC /SC/
filed 1998-03-18
CIK 1050884

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ________________ to________________________________

     Commission File Number:   1-13823
                               -------

                              HERITAGE BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                      58-2356162
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

             201 West Main Street, Laurens, South Carolina 29360
             ---------------------------------------------------
                     (Address of principal executive office)

                                  (864) 984-4581
                                ------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes               No    X
                            -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock Issued and Outstanding: None.

                                   Table of Contents


                                                                          Page
Part I.       Financial Information
-------       ---------------------

Item 1.       Financial Statements  (unaudited)

              Consolidated Balance Sheets at December 31, 1997
              and September 30, 1997                                        1

              Consolidated Statements of Income for the Three
              Month Periods Ended December 31, 1997 and 1996                2

              Consolidated Statements of Cash Flows for the Three
              Month Periods Ended December 31, 1997 and 1996              3-4

              Notes to Consolidated Financial Statements                    5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         6-7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk    7

Part II.      Other Information
--------      ------------------                                            8

Signatures                                                                  9

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                     HERITAGE BANCORP, INC.
                   CONSOLIDATED BALANCE SHEETS
                    (In Thousands of Dollars)

ASSETS                                           December 31,    September 30,
                                                    1997             1997
                                                 (Unaudited)

Cash                                             $   2,581       $   2,012
Federal funds sold and overnight interest-
  bearing deposits                                  17,592          12,647
                                                 ---------       ---------
   Total cash and cash equivalents                  20,173          14,659
Investment securities:
  Held-to-maturity - at amortized cost
    (fair value: December 31, 1997 - $16,979;
    September 30, 1997 - $15,954)                   16,742          15,988
  Available-for-sale - at fair value
    (amortized cost: December 31, 1997
    - $6,063; September 30, 1997 - $6,063)           8,856           8,390
Mortgage-backed securities - held to maturity
  - at amortized cost (fair value: December 31,
  1997 - $5,075; September 30, 1997 - $6,635)        5,105           6,665
Loans receivable - net                             192,086         192,663
Loans held-for-sale - at lower of cost or market
  (market value: December 31, 1997 - $1,100;
  September 30, 1997 - $1,065)                       1,072           1,045
Office properties and equipment - net                4,217           4,278
Federal Home Loan Bank Stock - at cost               2,042           2,042
Accrued interest receivable                          1,212           1,242
Real estate acquired in settlement of loans - net      545             410
Other assets                                           279             117
                                                 ---------       ---------
TOTAL                                            $ 252,329       $ 247,499
                                                 =========       =========
LIABILITIES AND EQUITY

LIABILITIES:
  Deposit accounts                               $ 219,230       $ 215,412
  Accrued interest on deposit accounts                 333             338
  Other liabilities                                  2,712           2,514
                                                 ---------       ---------
    Total liabilities                              222,275         218,264
                                                 ---------       ---------
EQUITY:
  Retained income - substantially restricted        28,294          27,769
  Unrealized gain on available-for-sale
    securities, net of taxes                         1,760           1,466
                                                 ---------       ---------
    Total equity                                    30,054          29,235
                                                 ---------       ---------
TOTAL                                            $ 252,329       $ 247,499
                                                 =========       =========

See notes to consolidated financial statements.

                        HERITAGE BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands of Dollars)
                               (Unaudited)

                                                   Three Months Ended
                                                      December 31,
                                                   ------------------
                                                    1997        1996
INTEREST INCOME:
  Interest on loans                                $ 3,874    $ 3,684
  Investment securities and other                      562        616
  Mortgage-backed securities                            76        131
                                                   -------    -------
    Total interest income                            4,512      4,431
                                                   -------    -------
INTEREST EXPENSE:
  Deposits                                           3,118      3,015
  Federal Home Loan Bank borrowings                                81
                                                   -------    -------
    Total interest expense                           3,118      3,096
                                                   -------    -------

NET INTEREST INCOME                                  1,394      1,335

PROVISION FOR LOAN LOSSES                               --         --
                                                   -------    -------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                        1,394      1,335
                                                   -------    -------

OTHER INCOME:
  Service charges and fees                              49         54
  Other income, net                                     (1)
                                                   -------    -------
    Total other income                                  48         54
                                                   -------    -------
OTHER OPERATING EXPENSES:
  Employee compensation and benefits                   323        336
  Deposit insurance premiums                            33        119
  Occupancy and equipment expense                      104         96
  Data processing - service bureau fees                 33         32
  Office supplies, postage, printing, etc.              17         16
  Professional fees                                     17         12
  (Income) expense of real estate operations            26        (77)
  Other                                                 35         47
                                                   -------    -------
    Total other operating expenses                     588        581
                                                   -------    -------

INCOME BEFORE INCOME TAXES                             854        808

PROVISION FOR INCOME TAXES                             330        310
                                                   -------    -------
NET INCOME                                         $   524    $   498
                                                   =======    =======

See notes to consolidated financial statements.

                                 HERITAGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands of Dollars)
                                      (Unaudited)

                                                   Three Months Ended
                                                      December 31,
                                                   ------------------
                                                    1997        1996
OPERATING ACTIVITIES:
 Net income                                        $  524      $  498
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Deferred income tax benefit                         (2)         --
   Amortization (accretion) of premium (discounts)
     on investment and mortgage-backed securities      (2)         10
   Amortization of net deferred income                (31)        (43)
   Proceeds from the sale of loans held-for-sale       85          --
   Depreciation on office properties and equipment     71          61
   Provision for losses on real estate acquired
     in settlement of loans                            14           5
   Loss (gain) on sales of real estate acquired
     in settlement of loans                             9         (91)
   (Increase) decrease in accrued interest
     receivable and other assets                     (132)         87
   Increase (decrease) in accrued interest
     payable and other liabilities                     24      (1,776)
                                                   ------      ------
       Net cash provided by (used in)
         operating activities                         560      (1,249)
                                                   ------      ------

INVESTING ACTIVITIES:
  Proceeds from maturities and calls of
    available-for-sale investment securities           --       1,500
  Proceeds from maturities and calls of
    held-to-maturity investment securities          2,750       3,000
  Purchase of held-to-maturity investment
    securities                                     (3,500)       (496)
  Principal repayments on mortgaged-backed
    securities                                      1,558         540
  Purchase of loans receivable                     (1,427)         --
  Net loan originations and principal
    payments on loans                               1,866      (4,003)
  Proceeds from sales of real estate acquired
    in settlement of loans                            206         135
  Capitalized costs of real estate acquired
    in settlement of loans                           (308)         --
  Acquisition of office properties and equipment       (9)        (10)
                                                   ------      ------
    Net cash provided by investing activities       1,136         666
                                                   ------      ------

FINANCING ACTIVITIES:
  Net increase in deposits                          3,818         580
                                                   ------      ------
    Net cash provided by financing activities       3,818         580
                                                   ------      ------
                                       3

                             HERITAGE BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                       Three Months Ended
                                                           December 31,
                                                       ------------------
                                                        1997        1996

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     5,514         (3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          14,659      5,875
                                                       -------    -------

CASH AND CASH EQUIVALENTS AT END OF YEAR               $20,173    $ 5,872
                                                       =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                           $ 3,121    $ 3,078
                                                       =======    =======
    Income taxes                                       $    --    $    10
                                                       =======    =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Transfers from loans to real estate acquired in
    settlement of loans                                $    56    $   183
                                                       =======    =======
  Increase in net unrealized gain on available-for-
    sale investment securities                         $   294    $   128
                                                       =======    =======





See notes to consolidated financial statements.

                           HERITAGE BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   Heritage Bancorp, Inc. (the "Corporation") was incorporated under Delaware law in November 1997 by Heritage Federal Savings & Loan Association (the "Association") in connection with the planned conversion of the Association from federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, the issuance of the Association's stock to the Corporation and the offer and sale of the Corporation's common stock by the Corporation (the "Conversion"). Upon consummation of the Conversion, the Corporation will become the unitary holding company for the Association. This transaction received conditional regulatory approval on February 3, 1998. For purposes of this Form 10-Q, the financial statements and management's discussion and analysis of financial condition and results of operations are presented for the Association since the Corporation was not active during any of the periods presented. No pro forma effect has been given to the planned sale of the Corporation's common stock in the Conversion.

   The accompanying consolidated financial statements of the Corporation have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for fair statement of results for the interim periods.

   The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1997, contained in the Corporation's prospectus dated February 3, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 1997 and September 30, 1997

   Total assets increased $4.8 million, or 2.0%, during the first quarter of fiscal 1998 to $252.3 million. Loans receivable decreased $577,000 as low long-term interest rates led many borrowers to refinance their loans. Mortgage-backed securities decreased to $5.1 million from $6.7 million as a result of continued repayments. Investment securities increased to $25.6 million from $24.4 million. Cash and cash equivalents increased to $20.2 million from $14.7 million as the Association continued to accumulate cash faster than it was able to originate loans.

   Total liabilities increased $4.0 million, or 1.8%, during the first quarter of fiscal 1998 to $222.3 million. Deposit accounts increased $3.8 million, or 1.8%, to $219.2 million. The Association had no borrowings at December 31, 1997.

   Total equity increased $819,000, or 2.8%, to $30.0 million at December 31, 1997 from $29.2 million at September 30, 1997. Retained income increased $524,000 while unrealized gain on available-for-sale securities increased $294,000.

Nonperforming Assets

   Nonaccrual loans decreased $110,000 to $824,000 at December 31, 1997 from $934,000 at September 30, 1997. Nonaccrual one- to four-family mortgage loans and builder construction loans decreased $28,000 and $176,000, respectively, while nonaccrual home equity loans increased $94,000. At December 31, 1997, total nonaccrual loans accounted for 0.43% of net loans receivable, compared to 0.48% at September 30, 1997. Real estate owned increased $134,000 to $544,000 at December 31, 1997 from $410,000 at September 30, 1997 as a result of foreclosures during the quarter. Total nonperforming assets were 0.54% of total assets at December 31, 1997, which is unchanged from September 30, 1997.

Comparison of Operating Results for the Three Months Ended December 31, 1997 and 1996

   General. Net income increased $26,000, or 5.2%, to $524,000 for the three months ended December 31, 1997 from $498,000 for the three months ended December 31, 1996. The increase in net income was primarily the result of an increase in interest income, which was partially offset by a small decrease in other income and small increases in other operating expenses and income taxes.

   Net Interest Income. Net interest income increased $59,000, or 4.4%, from the first quarter of fiscal 1997 to the first quarter of fiscal 1998.
Interest income increased $81,000, or 1.8%, between the periods. Interest income on loans increased $191,000 as a result of an increase in the average balance of loans receivable and an increase in the average yield to 8.02% from 7.94%. Interest income on investment and mortgage-backed securities decreased $110,000 primarily as a result of smaller balances of these investments. The average yield on total interest-earning assets was 7.46% for the first quarter of fiscal 1998 compared to 7.47% for the first quarter of fiscal 1997. Interest expense increased $22,000, or 0.7%, between the periods. Interest expense on deposits increased $103,000, or 3.3%, as a result of an increase in the average balance of deposits. Interest expense on FHLB deposits was $0 compared with $81,000 in the first quarter of fiscal 1997. The average rate paid on interest-bearing liabilities was 5.77% for the first quarter of fiscal 1998, which is unchanged from the same period in the prior year.

   Provision for Loan Losses. There was no provision for loan losses in either the first quarter of fiscal 1998 or the first quarter of fiscal 1997. During the three months ended December 31, 1997, the Association had charge-offs of $1,000 and no recoveries. At December 31, 1997, the Association's allowance for loan losses totaled $873,000, which equaled 0.43% of total loans.

   Other Income. Other income decreased $6,000, or 11.1%, to $48,000 for the three months ended December 31, 1997 from $54,000 for the three months ended December 31, 1996. The decrease was primarily due to a decrease in service charges and fees, which accounts for substantially all of the Association's other income.

   Other Operating Expenses. Other operating expenses increased $6,000, or 1.0%, from the first quarter of fiscal 1997 to the first quarter of fiscal 1998. Deposit insurance premiums decreased $86,000 as a result of the reduction in premiums. Employee benefit and compensation expense decreased $13,000. Expenses for real estate owned were $26,000 in the first quarter of fiscal 1998 compared to income of $77,000 in the first quarter of fiscal 1997. In the three months ended December 31, 1996, the Association sold real estate owned for a net gain of $92,000.

   Income Taxes. The provision for income taxes was $330,000 in the first quarter of fiscal 1998 compared to $310,000 in the first quarter of fiscal 1997. The income tax provision was higher in fiscal 1998 because of higher taxable income.

Liquidity and Capital Resources

   The Association's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB of Atlanta advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Association generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1997, cash and cash equivalents totaled $20.2 million, or 8.0% of total assets, and investment securities classified as available-for-sale totaled $8.9 million. At December 31, 1997, the Association also maintained, but did not draw upon, an uncommitted credit facility with the FHLB of Atlanta.

    As of December 31, 1997, the Association's regulatory capital was in excess of all applicable regulatory requirements. At December 31, 1997, under regulations of the Office of Thrift Supervision, the Association s actual tangible, core and risk-based capital ratios were 11.0%, 11.0% and 23.6%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of December 31, 1997 than presented in the Company's prospectus dated February 3, 1998.

                             HERITAGE BANCORP, INC.

Part II.  Other Information

Item 1.   Legal Proceedings
          -----------------
          Not applicable

Item 2.   Changes in Securities and Use of Proceeds
          ------------------------------------------
          Not applicable

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Not applicable

Item 5.   Other Information
          -----------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

           (a)     Exhibits

                   (27)      Financial Data Schedule

           (b)     Reports on Form 8-K: None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HERITAGE BANCORP, INC.


Date: March 18,1998                 By: /s/ J. Edward Wells
                                         -------------------------------------
                                         J. Edward Wells
                                         President and Chief Executive Officer


Date: March 18, 1998                By: /s/ Edwin I. Shealy
                                         -------------------------------------
                                         Edwin I. Shealy
                                         Treasurer and Chief Financial Officer