Form 10-Q
period 1998-03-31
HERITAGE BANCORP INC /SC/
filed 1998-05-13
CIK 1050884

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998.

     or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from ................. to
     ..............

     Commission File Number: 1-13823
                             -------

                           HERITAGE BANCORP, INC.
          (Exact name of registrant as specified in its charter)

            Delaware                                    58-2356162
 ................................         ....................................
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

           201 West Main Street, Laurens, South Carolina 29360
           ...................................................
               (Address of principal executive offices)

                             (864) 984-4581
           ....................................................
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock Issued and Outstanding:  4,628,750 at April 21, 1998.

                         Table of Contents

                                                                   Page
Part I.  Financial Information
------   ---------------------

Item 1.  Financial Statements  (unaudited)

         Consolidated Balance Sheets at March 31, 1998
         and September 30, 1997                                     1

         Consolidated Statements of Income for the Three
         and Six Month Periods Ended March 31, 1998 and 1997        2

         Consolidated Statements of Cash Flows for the Three
         and Six Month Periods Ended March 31, 1998 and 1997        3-4

         Notes to Consolidated Financial Statements                 5-6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        7-9

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                9

Part II. Other Information                                          10

SIGNATURES                                                          11

EXHIBITS                                                            12-13

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                             HERITAGE BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

ASSETS                                              March 31,   September 30,
                                                      1998          1997
                                                   (Unaudited)

Cash                                                 $  2,279      $  2,012
Federal funds sold and overnight interest-bearing
  deposits                                             88,728        12,647
                                                     --------      --------
          Total cash and cash equivalents              91,007        14,659
Investment securities:
  Held-to-maturity - at amortized cost (market
   value:  March 31, 1998 - $19,802; September 30,
   1997 - $15,954)                                     19,859        15,988
  Available-for-sale - at fair value (amortized
   cost: March 31, 1998 - $5,562; September 30,
   1997 - $6,063)                                       8,737         8,390
Mortgage-backed securities - held to maturity -
 at amortized cost (market value:  March 31, 1998 -
 $4,412; September 30, 1997 - $6,635)                   4,435         6,665
Loans receivable - net                                195,145       192,663
Loans held-for-sale - at lower of cost or market
 (market value: March 31, 1998 - $873; September
 30, 1997 - $1,065)                                       856         1,045
Office properties and equipment - net                   4,155         4,278
Federal Home Loan Bank Stock - at cost                  2,042         2,042
Accrued interest receivable                             1,234         1,242
Real estate acquired in settlement of loans - net         295           410
Other assets                                              554           117
                                                     --------      --------
TOTAL                                                $328,319      $247,499
                                                     ========      ========
LIABILITIES AND EQUITY

LIABILITIES:
  Deposit accounts                                   $294,025      $215,412
  Accrued interest on deposit accounts                    455           338
  Other liabilities                                     2,895         2,514
                                                     --------      --------
          Total liabilities                           297,375       218,264
                                                     --------      --------
EQUITY:
  Retained income - substantially restricted           28,944        27,769
  Unrealized gain on available-for-sale securities,
   net of taxes                                         2,000         1,466
                                                     --------      --------
          Total equity                                 30,944        29,235
                                                     --------      --------
TOTAL                                                $328,319      $247,499
                                                     ========      ========

See notes to consolidated financial statements.

                             HERITAGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)
                                 (Unaudited)

                                    Three Months Ended       Six Months Ended
                                         March 31,                March 31,
                                    ------------------       ----------------
                                    1998         1997        1998        1997

INTEREST INCOME:
  Interest on loans                  $3,936     $3,675       $7,810    $7,359
  Investment securities and other       796        584        1,358     1,200
  Mortgage-backed securities             62        118          138       249
                                     ------     ------       ------    ------
          Total interest income       4,794      4,377        9,306     8,808
                                     ------     ------       ------    ------
INTEREST EXPENSE:
  Deposits                            3,178      2,949        6,296     5,964
  Federal Home Loan Bank borrowings                 81                    162
                                     ------     ------       ------    ------
          Total interest expense      3,178      3,030        6,296     6,126
                                     ------     ------       ------    ------
NET INTEREST INCOME                   1,616      1,347        3,010     2,682

PROVISION FOR LOAN LOSSES
  (RECOVERY OF ALLOWANCE)              (115)        21         (115)       21
                                     ------     ------       ------    ------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                         1,731      1,326        3,125     2,661
                                     ------     ------       ------    ------
OTHER INCOME:
  Service charges and fees               57         47          106       101
  Other income (expense), net             0          3           (1)        3
                                     ------     ------       ------    ------
          Total other income             57         50          105       104
                                     ------     ------       ------    ------
OTHER OPERATING EXPENSES:
  Employee compensation and benefits    413        375          736       711
  Deposit insurance premiums             34         45           67       164
  Occupancy and equipment expense       107         86          211       182
  Data processing - service bureau fees  29         35           62        68
  Office supplies, postage, printing,
   etc.                                  45         29           62        46
  Professional fees                      17         19           34        30
  (Income) expense of real estate
    operations                           57        (98)          83      (176)
  Other                                  75         46          110        93
                                     ------     ------       ------    ------
       Total other operating expense    777        537        1,365     1,118
                                     ------     ------       ------    ------
INCOME BEFORE INCOME TAXES            1,011        839        1,865     1,647

PROVISION FOR INCOME TAXES              360        296          690       606
                                     ------     ------       ------    ------
NET INCOME                           $  651     $  543       $1,175    $1,041
                                     ======     ======       ======    ======

See notes to consolidated financial statements.

                             HERITAGE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                 (Unaudited)

                                    Three Months Ended       Six Months Ended
                                         March 31,                March 31,
                                    ------------------       ----------------
                                    1998         1997        1998       1997

OPERATING ACTIVITIES:
  Net income                         $  651     $  543       $1,175    $1,041
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Deferred income tax (benefit)
    expense                             (87)       161          (89)      161
   Accretion (amortization) of
    discount (premium) on investment
    and mortgage-backed securities       (1)        12           (3)       22
   Amortization of net deferred income  (43)       (42)         (74)      (85)
   Provision for Loan Losses (recovery
    of allowance)                      (115)        21         (115)       21
   Gain on sale of loans                 (2)        (3)          (3)       (3)
   Proceeds from the sale of loans
    held-for-sale                       207        150          292       150
   Depreciation on office properties
    and equipment                        70         61          141       122
   Provision for losses (recovery of
    allowance) on real estate acquired
    in settlement of loans               25         (4)          39         1
   Loss (gain) on sales of real estate
    acquired in settlement of loans      30        (91)          39      (182)
   (Increase) decrease in accrued
    interest receivable and other
    assets                             (297)        87         (429)      174
   Increase (decrease) in accrued
    interest payable and other
    liabilities                         249        717          273    (1,059)
                                    -------     ------       ------    ------
Net cash provided by operating
 activities                             687      1,612        1,246       363
                                    -------     ------       ------    ------
INVESTING ACTIVITIES:
  Proceeds from maturities and calls
   of available-for-sale investment
   securities                           500      2,600          500     4,100
  Proceeds from maturities and calls
   of held-to-maturity investment
   securities                         5,000      1,000        7,750     4,000
  Purchases of held-to-maturity
   investment securities             (8,113)    (1,997)     (11,614)   (2,493)
  Purchase of available-for-sale
   investment securities                          (500)                  (500)
  Principal repayments on mortgage-
   backed securities                    668        956        2,227     1,496
  Purchase of loans receivable       (7,395)                 (8,821)        0
  Net loan (originations) and
   principal payments on loans        4,433     (2,700)       6,299    (6,703)
  Proceeds from sales of real estate
    acquired in settlement of loans     384        349          591       484
  Capitalized costs of real estate
    acquired in settlement of loans    (116)         0         (424)        0
  Acquisition of office properties
   and equipment                         (9)       (16)         (19)      (26)
                                    -------     ------       ------    ------
  Net cash provided by (used in)
    investing activities             (4,648)      (308)      (3,511)      358
                                    -------     ------       ------    ------
FINANCING ACTIVITIES:
  Increase in deposits from issuance
    of stock subscriptions           71,673                  71,673
  Net increase in deposits from other
    than stock subscriptions          3,122      2,140        6,940     2,720
                                    -------     ------      -------    ------
Net cash provided by financing
 activities                          74,795      2,140       78,613     2,720
                                    -------     ------      -------    ------

                             HERITAGE BANCORP, INC.
                           STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                 (Unaudited)

                                    Three Months Ended       Six Months Ended
                                         March 31,                March 31,
                                    ------------------       ----------------
                                    1998         1997        1998       1997


NET INCREASE IN CASH AND CASH
 EQUIVALENTS                        70,834      3,444       76,348      3,441

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                  20,173      5,872       14,659      5,875
                                   -------     ------      -------     ------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                       $91,007     $9,316      $91,007     $9,316
                                   =======     ======      =======     ======
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:
   Interest                        $ 3,057     $3,057      $ 6,178     $6,135
                                   =======     ======      =======     ======
   Income taxes                    $   540     $    0      $   545     $   10
                                   =======     ======      =======     ======

SUPPLEMENTAL DISCLOSURE OF NON-
 CASH TRANSACTIONS:
  Transfers from loans to real
   estate acquired in
   settlement of loans             $    73     $  137      $   129     $  320
                                   =======     ======      =======     ======
   Increase (decrease) in net
    unrealized gain on available-
    for-sale investment securities $   240    $  (275)     $   534     $ (147)
                                   =======    =======      =======     ======

See notes to consolidated financial statements.

                         HERITAGE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Heritage Bancorp, Inc. (the "Corporation") was incorporated under Delaware law in November 1997 by Heritage Federal Savings & Loan Association (the "Association") (now known as Heritage Federal Bank) in connection with the conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings bank, the issuance of the Association's stock to the Corporation and the offer and sale of the Corporation's common stock by the Corporation (the "Conversion"). Upon consummation of the Conversion on April 6, 1998, the Corporation became the unitary holding company for the Association. See Note 2 for a more detailed description of the mutual to stock conversion.

For purposes of this Form 10-Q, the financial statements and management's discussion and analysis of financial condition and results of operations are presented for the Association since the Corporation was not active during any of the periods presented. No pro forma effect has been given to the sale of the Corporation's common stock in the Conversion.

The accompanying consolidated financial statements of the Corporation have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1997, contained in the Corporation's prospectus dated February 3, 1998.

2.  CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

On September 10, 1997, the Board of Directors of the Association adopted a Plan of Conversion to convert from a federally chartered mutual savings and loan association to a federally chartered capital stock savings bank. The conversion was accomplished through the formation of the Corporation in November 1997, the adoption of a federal stock charter, the sale of all of the Association's stock to the Corporation on April 6, 1998 and the sale of the Corporation's stock to the public on April 6, 1998.

A subscription offering ("offering") of the shares of common stock of the Corporation was conducted whereby the shares were offered initially to eligible account holders, the Association's Employee Stock Ownership Plan ("ESOP"), supplemental eligible account holders and other members of the Association (collectively "subscribers"). During the offering, subscribers submitted orders for common stock along with full payment for the order in either cash, by an authorization to withdraw funds for payment from an existing deposit account at the Association upon issuance of stock, or a combination of cash and account withdrawal. Subscription funds received in connection with the offering were placed in special escrow accounts in the Association. For those orders that were to be funded through account withdrawals, the Association placed "holds" on those accounts, restricting withdrawal of any amount which would reduce the account balance below the amount of the order. At March 31, 1998, the Association held $71.6 million in subscription escrow accounts and had restricted withdrawals from deposits accounts in the amount of $37.6 million.

On April 6, 1998, the Corporation issued 4.6 million shares of common stock for proceeds of $69.4 million. The aggregate purchase price was determined by an independent appraisal. As the Corporation received subscriptions in excess of shares available, shares were allocated in accordance with the Plan of Conversion. Sources of proceeds were as follows (in thousands of dollars):

Subscription escrow accounts                           $  35,204
   Deposit account withdrawals                            28,672
   Note receivable from ESOP                               5,555
                                                       ---------
   Gross Proceeds                                      $  69,431
                                                       =========

All excess subscriptions funds were refunded and holds on deposit accounts were released after the stock was issued.

Conversion expenses totaled approximately $1.4 million and were deducted from gross proceeds to result in net proceeds of approximately $68.0 million. As of March 31, 1998, prepaid conversion costs were approximately $464,000 and were included in the balance sheet caption Other Assets.

The Association issued all its outstanding capital stock to the Corporation in exchange for one-half of the net proceeds. The Corporation accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of the Association maintain their historical cost basis in the consolidated company.

At the time of the Conversion, the Association established a liquidation account totaling approximately $29.8 million for the benefit of eligible account holders as of June 30, 1996 and December 31, 1997 who continue to maintain their accounts at the Association after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a distribution from the liquidation of the Association, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held before any distribution may be made to the Corporation with respect to the Association's capital stock.

The Association also established the ESOP for the benefit of its employees. The Corporation issued 370,300 shares of common stock to the ESOP in exchange for a note in the amount of approximately $5.5 million. The Association will make contributions in the amount necessary, when combined with any dividends earned by the ESOP on unallocated shares, to make quarterly payments of principal and interest on the note. As payments are made, the corporation will release shares from collateral. Released shares will be allocated to participants over the term of the note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 1998 and September 30, 1997

Total assets increased $80.8 million, or 32.7%, during the first six months of fiscal 1998 to $328.3 million. The increase resulted primarily from increases in federal funds sold and overnight interest-bearing deposits of $76.3 million, investment securities of $4.2 million and loans receivable of $2.5 million offset by a decrease in mortgage-backed securities of $2.2 million. Cash and cash equivalents increased to $91.0 million from $14.7 million as the Association continued to accumulate cash from the issuance of stock subscriptions related to the public offering of common stock of the Corporation. The total cash received for stock subscriptions was $71.6 million as of March 31, 1998. Approximately $36.3 million was returned to subscribers in April 1998 at the conclusion of the offering. Investment securities increased to $28.6 million from $24.4 million, or 17.3%. Loans receivable increased $2.5 million, or 1.3%, as loan demand remained constant during the first six months of fiscal year 1998. Mortgage-backed securities decreased to $4.4 million from $6.7 million as a result of continued repayments.

Deposit accounts increased $78.6 million, or 36.5%, during the first six months of fiscal 1998 to $294.0 million. The increase is due primarily to cash received from stock subscriptions which were held in deposit accounts until the stock was sold on April 6, 1998. At March 31, 1998, such deposited amounted to $71.6 million. The remaining increase in deposits of $7.0 million can be attributed to re-investment of deposit dividends and new deposits gained since September 30, 1997.

Total equity increased $1.7 million, or 5.8%, to $31.0 million at March 31, 1998 from $29.2 million at September 30, 1997. The increase was due to $1.2 million in net income for the six months ended March 31, 1998 and an increase of $534,000 in the unrealized gain on available-for-sale securities.

Nonaccrual loans decreased $33,000 to $901,000 at March 31, 1998 from $934,000 at September 30, 1997. Nonaccrual one- to four-family mortgage loans and nonaccrual home equity loans decreased $158,000 and $17,000, respectively while, nonaccrual builder construction loans increased $142,000. At March 31, 1998 and September 30, 1997, total nonaccrual loans accounted for 0.5% of net loans receivable. Real estate owned decreased $115,000 to $295,000 at March 31, 1998 from $410,000 at September 30, 1997 as a result of sales of properties during the first six months of fiscal year 1998. Total nonperforming assets were 0.4% of total assets at March 31, 1998, compared to 0.5% at September 30, 1997.

Comparison of Operating Results for the Three Months Ended March 31, 1998 and
1997

General. Net income increased $108,000, or 19.9%, to $651,000 for the three months ended March 31, 1998 from $543,000 for the three months ended March 31, 1997. The increase in net income was primarily the result of an increase in interest income and recovery of loan losses which was partially offset by an increase in interest expense, other operating expenses and income taxes.

Net Interest Income. Net interest income increased $269,000, or 20.0%, from the second quarter of fiscal 1997 to the second quarter of fiscal 1998. Interest income increased $417,000, or 9.5%, between the periods. Interest income on loans increased $261,000 as a result of an increase in the average balance of loans receivable to $194.0 million from $187.9 million and an increase in the average yield to 8.11% from 7.82%. The average balance of interest-earning assets increased to $258.0 million from $238.9 million and the average yield on total interest-earning assets was 7.43% for the second quarter of fiscal 1998 compared to 7.33% for the second quarter of fiscal 1997. The increase in the average balance of interest-earning assets was due in part to cash received for subscriptions in conjunction with the Conversion and invested in federal funds sold and overnight interest-bearing deposits and an increase in the average balance of loans receivable.

Interest expense increased $148,000, or 4.9%, between the periods. Interest expense on deposits increased $229,000, or 7.8%, as a result of an increase in the average balance of deposits to $232.3 million from $216.2 million. This increase was partially offset by a decrease in the average yield on deposits to 5.47% from 5.59%. The increase in the average balance of deposits was due in part to the subscription deposits received in conjunction with the Conversion. As no borrowings were outstanding during the second quarter of fiscal 1998, there was no interest expense on FHLB borrowings in the second quarter of 1998 compared with $81,000 in interest expense in the second quarter of fiscal 1997. The average rate paid on interest-bearing liabilities was 5.47% for the second quarter of fiscal 1998, compared to 5.61% for the same period of the prior year.

Provision for Loan Losses. There was a net recovery for loan losses of $115,000 in the second quarter of fiscal 1998 compared to a provision for loan loss of $21,000 during the second quarter of fiscal 1997. The recovery was the result of a fully reserved loan being repaid by the borrower. During the three months ended March 31, 1998, the Association had charge-offs of $8,000 and recoveries of $0. At March 31, 1998, the Association's allowance for loan losses totaled $750,000, which equaled 0.38% of total net loans compared to an allowance for loan losses of $874,000 at September 30, 1997 or 0.5% of total net loans.

Other Operating Expenses. Other operating expenses increased $240,000, or 44.7%, from the second quarter of fiscal 1997 to the second quarter of fiscal 1998. Employee benefit and compensation expense increased $38,000 during the second quarter of fiscal 1997 primarily due to increases in personnel and normal salary increases. Expenses for real estate owned were $57,000 in the second quarter of fiscal 1998 compared to income of $98,000 in the second quarter of fiscal 1997. In the three months ended March 31, 1997, the Association sold real estate owned for a net gain of $98,000. The increase in other categories of other operating expenses generally are attributable to the growth of the Company and to inflation. The Company anticipates that other operating expenses will continue to increase in subsequent periods as a result of increased costs associated with operating as a public company.

Income Taxes. The provision for income taxes was $360,000 in the second quarter of fiscal 1998 compared to $296,000 in the second quarter of fiscal 1997. The income tax provision was higher in fiscal 1998 because of higher taxable income.

Comparison of Operating Results for the Six Months Ended March 31, 1998 and
1997

General. Net income increased $134,000, or 12.9%, to $1,175,000 for the six months ended March 31, 1998 from $1,041,000 for the six months ended March 31, 1997. The increase in net income was primarily the result of an increase in interest income and recovery of loan losses which was partially offset by an increase in interest expense, other operating expenses and income taxes.

Net Interest Income. Net interest income increased $328,000, or 12.2%, from the six months of fiscal 1997 compared to the six months of fiscal 1998. Interest income increased $498,000, or 5.7%, between the periods. Interest income on loans increased $451,000 as a result of an increase in the average balance of loans receivable to $193.7 million from $186.8 million and an increase in the average yield to 8.07% from 7.88%. The average balance of interest-earning assets increased to $250.1 million from $238.1 million and the average yield on total interest-earning assets was 7.44% compared to 7.40% for the respective six-month periods. The increase in the average balance of interest-earning assets was due in part to cash received for subscriptions in conjunction with the Conversion and invested in federal funds sold and overnight interest-bearing deposits and an increase in the average balance of loans receivable.

Interest expense increased $170,000, or 2.77%, between the periods. Interest expense on deposits increased $332,000, or 5.6%, as a result of an increase in the average balance of deposits to $224.2 million from $210.3 million.
This increase was partially offset by a decrease in the average yield on deposits to 5.62% from 5.67%. The increase in the average balance of deposits was due in part to the subscription deposits received in conjunction with the Conversion. As no borrowings were outstanding during the first and second quarters of fiscal 1998, there was no interest expense on FHLB borrowings in the first six months of fiscal

1998 compared with $162,000 for the respective six-month period in 1997. The average rate paid on interest-bearing liabilities was 5.62% versus 5.69% for the respective six-month periods in fiscal 1998 and 1997, respectively.

Provision for Loan Losses. There was a net recovery for loan losses of $115,000 in the first six months of fiscal 1998 compared to a provision for loan loss of $21,000 during the first six months of fiscal 1997. During the first six months ended March 31, 1998, the Association had charge-offs of $9,000 and $0 of recoveries.

Other Operating Expenses. Other operating expenses increased $247,000, or 22.1%, from the first six months of fiscal 1997 compared to the first six months of fiscal 1998. Employee benefit and compensation expense increased $25,000 in the first six months of fiscal 1998 compared to the same period in the prior year primarily due to increases in personnel and normal salary increases. Expenses for real estate owned were $83,000 in the first six months of fiscal 1998 compared to income of $176,000 in the first six months of fiscal 1997. In the first six months ended March 31, 1997, the Association sold two real estate owned properties for a net gain of $176,000. The increase in other operating expenses was partially offset by a $97,000 decrease in deposit insurance premiums resulting from a rate decrease in premiums. The increase in other categories of other operating expenses generally are attributable to the growth of the Company and to inflation. The Company anticipates that other operating expenses will continue to increase in subsequent periods as a result of increased costs associated with operating as a public company.

Income Taxes. The provision for income taxes was $690,000 in the first six months of fiscal 1998 compared to $606,000 in the second quarter of fiscal 1997. The income tax provision was higher in fiscal 1998 because of higher taxable income.

Liquidity and Capital Resources

The Association's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing or sale of securities and advances from the FHLB of Atlanta. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, securities and loan sales and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Association generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1998, cash and cash equivalents totaled $91.0 million, or 27.7% of total assets, and investment securities classified as available-for-sale totaled $8.7 million. At March 31, 1998, the Association also maintained, but did not draw upon, an uncommitted credit facility with the FHLB of Atlanta.

As of March 31, 1998, the Association's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 1998, under regulations of the Office of Thrift Supervision, the Association's actual tangible, core and risk-based capital ratios were 8.87%, 8.87% and 20.86%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 1998 than presented in the Company's prospectus dated February 3, 1998.

                       HERITAGE BANCORP, INC.

Part II.  Other Information

Item 1. Legal Proceedings
        -----------------
        Not applicable

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------
        Use of Proceeds - As discussed in Note 1 to Notes to Consolidated Financial Statements under Item 1 of this Quarterly Report, the Conversion was completed on April 6, 1998. In connection therewith:
        1. The effective date of the Registration Statement on Form S-1, as amended (File No. 333-41857) ("Registration Statement"), was February 3, 1998.
        2. The offering closed on April 6, 1998 with the sale of all securities registered pursuant to the Registration Statement. Trident Securities, Inc. acted as the marketing agent for the Offering.
        3. The class of securities registered pursuant to the Registration Statement was common stock, par value $0.01 per share. The aggregate amount of such securities registered and sold was 4,628,750 shares for an aggregate dollar amount of $69,431,250.
        4. The total conversion offering expense incurred by the Company were $1,359,433.
        5. The net proceeds of the conversion offering were $68,071,817, which were used as follows: $5,554,500 to fund a loan to the Associations employee stock ownership plan ("ESOP"), $34,035,909 to acquire all of the issued and outstanding common stock of the Association; and the remaining is expected to be invested primarily in U.S. Government and agency obligations.

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


                                       HERITAGE BANCORP, INC.


Date:  May 13, 1998               By:  /s/ J. Edward Wells
                                       --------------------------------------
                                       J. Edward Wells
                                       President and Chief Executive Officer


Date:  May 13, 1998               By:  /s/ Edwin I. Shealy
                                       --------------------------------------
                                       Edwin I. Shealy
                                       Treasurer and Chief Financial Officer