Form 10-Q
period 1998-06-30
HERITAGE BANCORP INC /SC/
filed 1998-08-12
CIK 1050884

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998.

     or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from  ..................
     to ...............

     Commission File Number: 1-13823

                          HERITAGE BANCORP, INC.
          (Exact name of registrant as specified in its charter)

           Delaware                                58-2356162
 ................................      ....................................
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

           201 West Main Street, Laurens, South Carolina 29360
 ..............................................................................
               (Address of principal executive offices)

                             (864) 984-4581
 ..............................................................................
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock Issued and Outstanding:  4,628,750 at July 24, 1998.

                            Table of Contents

                                                                         Page
Part I.       Financial Information
-------       ---------------------

Item 1.   Financial Statements  (unaudited)

          Consolidated Balance Sheets at June 30, 1998
          and September 30, 1997                                           1

          Consolidated Statements of Income for the Three and Nine
          Month Periods Ended June 30, 1998 and 1997                       2

          Consolidated Statements of Cash Flows for the Three and Nine
          Month Periods Ended June 30, 1998 and 1997                     3-4

          Notes to Consolidated Financial Statements                     5-6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      7-9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       9

Part II.  Other Information                                             9-10

SIGNATURES                                                                11

EXHIBITS                                                               12-13

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                          HERITAGE BANCORP, INC.
                       CONSOLIDATED BALANCE SHEETS
               (In Thousands of Dollars Except Share Data)

ASSETS                                             June 30,     September 30,
                                                    1998            1997
                                                 (Unaudited)

Cash                                             $   2,224      $     2,012
Federal funds sold and overnight interest-
 bearing deposits                                   62,411           12,647
                                                 ---------      -----------
     Total cash and cash equivalents                64,635           14,659

Investment securities:
  Held-to-maturity - at amortized cost (market
   value:  June 30, 1998 - $21,580; September
   30, 1997 - $15,954)                              21,609           15,988
  Available-for-sale - at fair value (amortized
   cost: June 30, 1998 - $4,563; September 30,
   1997 - $6,063)                                    7,741            8,390
Mortgage-backed securities - held to maturity -
 at amortized cost (market value:  June 30,
 1998 - $2,778; September 30, 1997 - $6,635)         2,791            6,665
Loans receivable - net                             195,542          192,663
Loans held-for-sale - at lower of cost or market
 (market value:  June 30, 1998 - $869; September
 30, 1997 - $1,065)                                    852            1,045
Office properties and equipment - net                4,144            4,278
Federal Home Loan Bank Stock - at cost               2,042            2,042
Accrued interest receivable                          1,387            1,242
Real estate acquired in settlement of loans - net       71              410
Other assets                                            54              117
                                                 ---------      -----------
TOTAL                                            $ 300,868      $   247,499
                                                 =========      ===========
LIABILITIES AND EQUITY

LIABILITIES:
  Deposit accounts                               $ 203,099      $   215,412
  Accrued interest on deposit accounts                 377              338
  Other liabilities                                  2,703            2,514
                                                 ---------      -----------
     Total liabilities                             206,179          218,264
                                                 ---------      -----------
EQUITY:
  Common Stock of $0.01 par value per share.
    Authorized 10,000,000 shares, issued and
    outstanding at June 30, 1998
    4,628,750 shares                                    46
  Additional Paid in Capital                        68,050
  Unallocated Shares                                (5,462)
  Retained income - substantially restricted        30,053           27,769
  Unrealized gain on available-for-sale
   securities, net of taxes                          2,002            1,466
                                                 ---------      -----------
     Total equity                                   94,689           29,235
                                                 ---------      -----------
TOTAL                                            $ 300,868      $   247,499
                                                 =========      ===========
See notes to consolidated financial statements.

                          HERITAGE BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
           (In Thousands of Dollars, Except Per Share Amounts)
                               (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                          June 30,               June 30,
                                     ------------------     -----------------
                                       1998       1997        1998      1997
INTEREST INCOME:
  Interest on loans                  $ 3,977    $ 3,866    $ 11,788  $ 11,224
  Investment securities and other      1,202        550       2,560     1,751
  Mortgage-backed securities              44        106         181       355
                                     -------    -------    --------  --------
    Total interest income              5,223      4,522      14,529    13,330
                                     -------    -------    --------  --------
INTEREST EXPENSE:
  Deposits                             2,826      2,978       9,122     8,942
  Federal Home Loan Bank borrowings       --         64          --       226
                                     -------    -------    --------  --------
    Total interest expense             2,826      3,042       9,122     9,168
                                     -------    -------    --------  --------
NET INTEREST INCOME                    2,397      1,480       5,407     4,162
PROVISION FOR LOAN LOSSES
  (RECOVERY OF ALLOWANCE)                 --         40        (115)       62
                                     -------    -------    --------  --------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                       2,397      1,440       5,522     4,100
OTHER INCOME:                        -------    -------    --------  --------
  Service charges and fees                69         47         175       148
  Other income (expense), net             12        (12)         11        (8)
                                     -------    -------    --------  --------
    Total other income                    81         35         186       140
                                     -------    -------    --------  --------
OTHER OPERATING EXPENSES:
  Employee compensation and benefits     448        345       1,183     1,056
  Deposit insurance premiums              34         36         101       201
  Occupancy and equipment expense        103         89         314       270
  Data processing - service bureau
   fees                                   48         32         112       100
  Office supplies, postage, printing,
   etc.                                    9         17          71        63
  Professional fees                       29         14          63        44
  (Income) expense of real estate
    operations                             5         16          87      (161)
  Other                                   38         49         148       142
                                     -------    -------    --------  --------
    Total other operating expenses       714        598       2,079     1,715
                                     -------    -------    --------  --------
INCOME BEFORE INCOME TAXES             1,764        877       3,629     2,525
PROVISION FOR INCOME TAXES               655        311       1,345       917
                                     -------    -------    --------  --------
NET INCOME                           $ 1,109    $   566    $  2,284  $  1,608
                                     =======    =======    ========  ========
Earnings per Share of Common Stock     $0.26        N/A         N/A       N/A
                                     =======    =======    ========  ========

See notes to consolidated financial statements.

                          HERITAGE BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In Thousands of Dollars)
                               (Unaudited)
                                             Nine Months Ended
                                                   June 30,
                                             -----------------
                                               1998      1997
OPERATING ACTIVITIES:
  Net income                                 $ 2,284   $ 1,608
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
 Deferred income tax benefit                     (20)     (415)
 Gain (loss) on sale of AFS                       --        13
 Accretion (amortization) of discount
  (premium) on investment and mortgage-
  backed securities                               (4)       29
 Amortization of net deferred income            (107)     (126)
 Provision for loan losses (recovery of
  allowance)                                    (115)       62
 Purchase and origination of loans held-
  for-sale                                      (989)     (814)
 Gain on sale of loans                           (14)       (4)
 Proceeds from the sale of loans held-for-
  sale                                         1,003       261
 Principal repayments on loans held-for-
  sale                                           192        --
 Depreciation on office properties and
  equipment                                      212       182
 Allocation of ESOP shares                       131        --
 Provision for losses on real estate
  acquired in settlement of loans                 39         7
 Loss (gain) on sales of real estate
  acquired in settlement of loans                 44      (169)
 (Increase) decrease in accrued interest
  receivable and other assets                    (82)      103
 Increase (decrease) in accrued interest
  payable and other liabilities                  (67)     (608)
                                             -------   -------
   Net cash provided by operating activities   2,507       129
                                             -------   -------
INVESTING ACTIVITIES:
 Proceeds from maturities and calls of
  available-for-sale investment securities     1,500     6,600
 Proceeds from maturities and calls of held-
  to-maturity investment securities           10,000     5,000
 Proceeds from sale of available-for-sale
  investments                                     --     1,737
 Purchases of held-to-maturity investment
  securities                                 (15,614)   (2,993)
 Purchase of available-for-sale investment
  securities                                      --      (500)
 Principal repayments on mortgage-backed
  securities                                   3,870     2,217
 Purchase of loans receivable                 (9,597)     (946)
 Net loan (originations) and principal
  payments on loans                            6,810    (9,684)
 Proceeds from sales of real estate
  acquired in settlement of loans                828       536
 Capitalized costs of real estate acquired
  in settlement of loans                        (443)       --
 Acquisition of office properties and
  equipment                                      (78)      (31)
                                             -------   -------
   Net cash provided by (used in) investing
    activities                                (2,724)    1,936
                                             -------   -------

                          HERITAGE BANCORP, INC.
                         STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)
                               (Unaudited)
                                             Nine Months Ended
                                                   June 30,
                                             -----------------
                                               1998      1997

FINANCING ACTIVITIES:
 Increase in deposits from stock
  subscriptions                               71,673        --
 Decrease in deposits from refunds of stock
  subscriptions                              (36,318)       --
 Net increase in deposits from other than
  stock subscriptions                         16,211     2,484
 Principal repayments on Federal Home Loan
  Bank borrowings                                 --    (5,000)
 Stock issuance costs                         (1,373)       --
                                             -------   -------
   Net cash provided by financing activities  50,193    (2,516)
                                             -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                  49,976      (451)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                       14,659     5,875
                                             -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    64,635     5,424
                                             =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
 Cash paid during the year for:
 Interest                                    $ 9,082   $ 9,158
                                             =======   =======
 Income taxes                                $ 1,000   $   235
                                             =======   =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 TRANSACTIONS:
  Transfers from loans to real estate
   acquired in settlement of loans           $   129   $   411
                                             =======   =======
  Increase in net unrealized gain on
   available-for-sale investment securities  $   536   $   561
                                             =======   =======
  Sale of stock from subscription escrow
   account                                   $35,204   $    --
                                             =======   =======
  Sale of stock from deposit accounts        $28,672   $    --
                                             =======   =======
  Sale of stock to ESOP                      $ 5,555   $    --
                                             =======   =======

See notes to consolidated financial statements.

                          HERITAGE BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Heritage Bancorp, Inc. (the "Corporation") was incorporated under Delaware law in November 1997 by Heritage Federal Savings & Loan Association (the "Association") (now known as Heritage Federal Bank, the "Bank") in connection with the conversion of the Bank from a federally chartered mutual savings and loan association to a federally chartered stock savings bank, the issuance of the Bank's stock to the Corporation and the offer and sale of the Corporation's common stock by the Corporation (the "Conversion"). Upon consummation of the Conversion on April 6, 1998, the Corporation became the unitary holding company for the Bank. See Note 2 for a more detailed description of the mutual to stock conversion.

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

The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1997, contained in the Corporation's prospectus dated February 3, 1998.

2.  CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

On September 10, 1997, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federally chartered mutual savings and loan association to a federally chartered capital stock savings bank. The conversion was accomplished through the formation of the Corporation in November 1997, the adoption of a federal stock charter, the sale of all of the Bank's stock to the Corporation on April 6, 1998 and the sale of the Corporation's stock to the public on April 6, 1998.

A subscription offering ("offering") of the shares of common stock of the Corporation was conducted whereby the shares were offered initially to eligible account holders of the Association, the Corporation's Employee Stock Ownership Plan ("ESOP"), supplemental eligible account holders and other members of the Bank (collectively "subscribers"). During the offering, subscribers submitted orders for common stock along with full payment for the order in either cash, by an authorization to withdraw funds for payment from an existing deposit account at the Association upon issuance of stock by the Corporation, or a combination of cash and account withdrawal. Subscription funds received in connection with the offering were placed in special escrow accounts in the Association. For those orders that were to be funded through account withdrawals, the Association placed "holds" on those accounts, restricting withdrawal of any amount which would reduce the account balance below the amount of the order.

On April 6, 1998, the Corporation issued 4,628,750 shares of common stock for proceeds of $69.4 million. The aggregate purchase price was determined by an independent appraisal. As the Corporation received subscriptions in excess of shares available, shares were allocated in accordance with the Plan of Conversion. Sources of proceeds were as follows (in thousands of dollars):

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

The Bank issued all its outstanding capital stock to the Corporation in exchange for one-half of the net proceeds. The Corporation accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of the Bank maintain their historical cost basis in the consolidated company.

At the time of the Conversion, the Bank established a liquidation account totaling approximately $29.8 million for the benefit of eligible account holders as of June 30, 1996 and December 31, 1997 who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a distribution from the liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held before any distribution may be made to the Corporation with respect to the Bank's capital stock.

The Bank also established an ESOP for the benefit of its employees. The Corporation issued 370,300 shares of common stock to the ESOP in exchange for a note in the amount of approximately $5.5 million. The Bank will make contributions in the amount necessary, when combined with any dividends earned by the ESOP on unallocated shares, to make quarterly payments of principal and interest on the note. As payments are made, the corporation will release shares from collateral. Released shares will be allocated to participants over the term of the note.

3.  EARNINGS PER SHARE

Earnings per share has been computed for the quarter ended June 30, 1998 based upon weighted average common shares outstanding of 4,261,536. For the purposes of computing weighted average shares outstanding, shares issued in the conversion on April 6, 1998 were assumed to have been outstanding since April 1, 1998. Earnings per share for all prior periods are not presented as there was no common stock issued or outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 1998 and September 30, 1997

Total assets increased $53.4 million, or 21.6% during the first nine months of fiscal 1998 to $300.9 million. The increase resulted primarily from increases in federal funds sold and overnight interest-bearing deposits of $49.8 million, investment securities of $5.0 million, and loans receivable of $2.9 million offset by a decrease in mortgage-backed securities of $3.9 million. Cash and cash equivalents increased to $64.6 million from $14.7 million as the Bank received the proceeds from the initial public offering. The total cash received from the sale of stock was $63.9 million. Investment securities increased to $29.4 million from $24.4 million, or 20.4%. Loans receivable increased $2.9 million, or 1.5%, as loan demand remained constant during the first nine months of fiscal year 1998. Mortgage-backed securities decreased to $2.8 million at June 30, 1998 from $6.7 million at September 30, 1997 as a result of continued repayments.

Deposit accounts decreased $12.3 million, or 5.7% during the first nine months of fiscal 1998 to $203.1 million at June 30, 1998, due largely to depositors using approximately $28.7 million of funds on deposit at the Bank to purchase stock of the Company during the initial public offering. This $28.7 million decrease was offset by an increase in customer deposits of $16.4 million during the same period.

Total equity increased $65.5 million, or 223.9% to $94.7 million at June 30, 1998 from $29.2 million at September 30, 1997. The increase was due to $2.3 million in net income for the nine months ended June 30, 1998, an increase of $536,000 in the unrealized gain on available-for-sale securities and $62.6 million of net proceeds from the Company's initial stock offering when compared to September 30, 1997.

Non-accrual loans decreased $93,000 to $841,000 at June 30, 1998 from $934,000 at September 30, 1997. At June 30, 1998, total non-accrual loans accounted for 0.4% of net loans receivable down from 0.5% as of September 30, 1997.
Real estate owned decreased $339,100 to $70,900 at June 30, 1998 from $410,000 at September 30, 1997 as a result of sales of properties during the first nine months of fiscal year 1998. Total non-performing assets were 0.3% of total assets at June 30, 1998, compared to 0.5% at September 30, 1997.

Comparison of Operating Results for the Three Months Ended June 30, 1998 and
1997

General. Net income increased $543,000 or 95.9%, to $1.1 million for the three months ended June 30, 1998 from $566,000 for the three months ended June 30, 1997. The increase in net income was primarily the result of an increase in investment income, the elimination of interest expense on borrowed funds as a result of no outstanding borrowings for the three month period ended June 30, 1998 and a decrease in interest expense on deposit accounts. These increases were partially offset by an increase to other operating expense and income taxes.

Net Interest Income. Net interest income increased $917,000 or 62.0%, from the third quarter of fiscal 1997 to the third quarter of fiscal 1998.
Interest income increased $701,000, or 15.5%, between the periods. Interest income on loans increased $111,000 as a result of an increase in the average balance of loans receivable to $196.9 million from $191.6 million in the third quarter of fiscal year 1997. The average balance of interest-earning assets increased to $292.8 million for the three month period ended June 30, 1998 from $236.9 million for the three month period ended June 30, 1997 and the average yield on total interest-earning assets was 7.1% for the third quarter of fiscal 1998 compared to 7.6% for the third quarter of fiscal 1997. The increase in the average balance of interest-earning assets was due in measure to the $62.6 million of net cash proceeds received from the initial stock offering.

Interest expense on deposits decreased $152,000 or 5.1% as a result of a decrease in the average cost of deposits from 5.7% in the third quarter of 1997 compared to 5.5% in the third quarter of 1998 and a decrease in the average balance of deposits as a result of deposits used to purchase the Company's stock during the initial public offering. As no borrowings were outstanding during the third quarter of fiscal 1998, there was no interest expense on FHLB borrowings in the third quarter of 1998 compared with $64,000 in interest expense in the third quarter of fiscal 1997. The average rate paid on interest bearing liabilities was 5.5% for the third quarter of fiscal 1998, compared to 5.7% for the same period of the prior year.

Provision for Loan Losses. No provision for loan losses was necessary in the third quarter of fiscal 1998 in contrast to a provision for loan loss of $40,000 during the third quarter of fiscal 1997. At June 30,1998, the Bank's allowance for loan losses totaled $750,000, which equaled 0.38% of total net loans outstanding compared to an allowance for loan losses of $874,000 at September 30, 1997 of 0.5% of total net loans outstanding.

Other Operating Expenses. Other operating expenses increased $116,000 or 19.4%, from the third quarter of fiscal 1997 to the third quarter of fiscal 1998. Employee benefit and compensation expense increased $103,000 during the third quarter of fiscal 1998 due primarily to expenses related to the ESOP. The increases in other categories of other operating expenses generally are attributable to the growth of the Corporation and to inflation.

Income Taxes. The provision for income taxes was $655,000 in the third quarter of fiscal 1998 compared to $311,000 in the third quarter of fiscal 1997. The income tax provision was higher in fiscal 1998 because of higher taxable income.

Comparison of Operating Results for the Nine Months Ended June 30, 1998 and
1997.

General. Net income increased $677,000, or 42.1% to $2.3 million for the nine months ended June 30, 1998 from $1.6 million for the nine months ended June 30, 1997. The increase in net income was primarily the result of an increase in interest income, recovery of loan losses and a decline in deposit insurance premiums. This increase was partially offset by an increase in other operating expenses and income taxes.

Net Interest Income. Net interest income increased $1.2 million or 29.9%, from the nine months of fiscal 1997 compared to the nine months of fiscal 1998. Interest income increased $1.2 million, or 9.0% between the periods. Interest income on loans increased $564,000 as a result of an increase in the average balance of loans receivable to $194.7 million for the nine months ended June 30, 1998 from $188.4 million for the nine months ended June 30, 1997 and an increase in the average yield to 8.07% from 8.0% for the same respective nine month periods. The average balance of interest earning assets increased to $264.1 million from $237.7 million for comparative nine month periods ended June 30, 1998 and 1997. The increase in the average balance of interest-earning assets for the nine months ended September 30, 1998 was due in part to funds received from the proceeds of the initial public offering and an increase in the average balance of loans receivable.

Interest expense decreased $47,000, or 0.5%, between the nine month periods ended June 30, 1998 and June 30, 1997. Interest expense on deposits increased $179,000, or 2.0% as a result of an increase in the average balance of deposits to $217.4 million from $214.6 million. This increase was partially offset by a decrease in the average cost of deposits to 5.6% from 5.7%. As no borrowings were outstanding during the first three quarters of fiscal 1998, there was no interest expense on FHLB borrowings in the first nine months of fiscal 1998 compared with $226,000 for the respective nine-month period in 1997. The average rate paid on interest-bearing liabilities was 5.6% versus 5.7% for the respective nine-month periods in fiscal 1998 and 1997, respectively.

Provision for Loan Losses. There was a net recovery for loan losses of $115,000 in the first nine months of fiscal 1998 compared to a provision for loan loss of $62,000 during the first nine months of fiscal 1997.

Other Operating Expenses. Other operating expenses increased $364,000, or 21.2% from the first nine months of fiscal 1997 compared to the first nine months of fiscal 1998. Employee benefit and compensation expense increased $127,000 in the first nine months of fiscal 1998 compared to the same period in the prior year primarily due to compensation expenses related to the ESOP. Expenses for real estate owned were $87,000 in the first nine months of fiscal 1998 compared to income of $161,000 in the first nine months of fiscal 1997. In the first nine months ended June 30, 1998 the Bank sold four real estate owned properties for a net loss of $74,000 compared to a net gain of $161,000 for the first nine months ending June 30, 1997. The increase in other operating expenses was partially offset by a $100,000 decrease in deposit insurance premiums resulting from a rate decrease in premiums. The increase in other categories of other operating expenses generally are attributable to the growth of the company and to inflation.

Income Taxes. The provision for income taxes was $1.3 million in the first nine months of fiscal 1998 compared to $917,000 in the same nine month period of fiscal 1997. The income tax provision was higher in fiscal 1998 because of higher taxable income.

Liquidity and Capital Resources

The Bank's primary source of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing or sale of securities and advances from the FHLB of Atlanta. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, securities and loan sales and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 1998, cash and cash equivalents totaled $64.6 million, or 21.5% of total assets, and investment securities classified as available-for-sale totaled $7.7 million. At June 30, 1998 the Bank also maintained, but did not draw upon, an uncommitted credit facility with the FHLB of Atlanta.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 1998 than presented in the Company's prospectus dated February 3, 1998.


Part II.  Other Information

Item 1. Legal Proceedings
        -----------------
        Not applicable

Item 2. Changes in Securities and Use of Proceeds
        ------------------------------------------
        Use of Proceeds - As discussed in Note 1 to Notes to Consolidated Financial Statements under Item 1 of this Quarterly Report, the Conversion was completed on April 6, 1998. In connection therewith:
        1. The effective date of the Registration Statement on Form S-1, as amended (File No. 333-41857) ("Registration Statement"), was February 3, 1998.
        2. The offering closed on April 6, 1998 with the sale of all securities registered pursuant to the Registration Statement. Trident Securities, Inc. acted as the marketing agent for the Offering.
        3. The class of securities registered pursuant to the Registration Statement was common stock, par value $0.01 per share. The aggregate amount of such securities registered and sold was 4,628,750 shares for an aggregate dollar amount of $69,431,250.
        4. The total conversion offering expense incurred by the Company were $1,373,484
        5. The net proceeds of the conversion offering were $68,057,766 which were used as follows: $5,554,500 to fund a loan to the Banks employee stock ownership plan ("ESOP"), $34,028,883 to acquire all of the issued and outstanding common stock of the Bank; and the remaining is expected to be invested primarily in U.S. Government and agency obligations.

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

                                     HERITAGE BANCORP, INC.


Date: Aug 12, 1998              By: /s/ J. Edward Wells
                                    -------------------------------------
                                    J. Edward Wells
                                    President and Chief Executive Officer


Date: Aug 12, 1998              By: /s/ Edwin I. Shealy
                                    -------------------------------------
                                    Edwin I. Shealy
                                    Treasurer and Chief Financial Officer