Form 10-K
period 1998-09-30
HERITAGE BANCORP INC /SC/
filed 1998-12-29
CIK 1050884

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  1-13823

                             HERITAGE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                          58-2356162
      (State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization)                           Identification No.)


201 W. Main Street, Laurens, South Carolina                         29360
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:             (864) 984-4581
                                                               ----------------

Securities registered pursuant to Section 12(b) of the Act:          None
                                                               ----------------

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, par value $.01 per share
                                                               --------------------------------------
                                                                          (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X     NO
                                              -----      ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

     As of December 7, 1998, there were issued and outstanding 4,623,750 shares of the registrant's common stock. The common stock is listed for trading on the Nasdaq National Market under the symbol "HBSC." Based on the closing price on December 7, 1998, the aggregate value of the Common Stock outstanding held by the nonaffiliates of the Registrant was $79,622,879. For purposes of this disclosure, shares of common stock held by persons who hold more that 5% of the outstanding common stock and common stock held by certain officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on February 3, 1999 (Part III).

     This report contains certain "forward-looking statements" concerning the future operations of Heritage Bancorp, Inc. We have used forward-looking statements to describe future plans and strategies, including our expectations of our future financial results. Managements's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in our market area and the country as a whole, our ability to control costs and expenses, competitive products and pricing, loan delinquency rates, changes in federal and state regulation, and the impact of year 2000 issues. These factors should be considered in evaluating the forward-looking statements contained in this report and undue reliance should not be placed on such statements.


                                     PART I
ITEM 1.  BUSINESS
-----------------

GENERAL

     Heritage Bancorp, Inc. ("Company"), a Delaware corporation, was organized in November 1997 for the purpose of becoming the holding company for Heritage Federal Savings and Loan Association, which changed its name to Heritage Federal Bank ("Bank") upon its conversion from a federal mutual savings and loan association to a federal stock savings bank ("Conversion"). The Conversion was completed on April 6, 1998 through the sale of 4,628,750 shares of common stock by the Company at a price of $15.00 per share.

     The Bank, chartered in 1948, is a federally chartered savings bank located in Laurens, South Carolina. The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC's Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1948.

     The Bank is a community oriented financial institution that operates out of four offices in the Upstate region of South Carolina. The Bank's principal business is attracting deposits from the general public and using those funds to originate residential mortgage loans. The Bank emphasizes the origination of adjustable rate mortgage ("ARM") loans and generally holds its loans for long-term investment purposes.

MARKET AREA

     The Company conducts operations out of its main office in Laurens, South Carolina (in Laurens County) and three branch offices in Upstate South Carolina: in Belton (in Anderson County), Ware Shoals (in Greenwood County) and Simpsonville (in Greenville County). Most of the Company's depositors live in the areas surrounding the Company's offices and most of the Company's loans are made to persons in the counties in which its branches are located, as well as in the Columbia, South Carolina metropolitan area.

     Laurens County, with an estimated population of 62,000, is located to the east of the Greenville-Spartanburg-Anderson metropolitan area. Although a rural county, the completion of U.S. Interstate Routes I-26 and I-385 has provided access to the larger population and employment centers of Columbia and Greenville-Spartanburg-Anderson. The Company's Belton and Simpsonville branches are within the Greenville-Spartanburg-Anderson metropolitan area, while the Ware Shoals branch is in a rural area between Laurens and the city of Greenwood. South Carolina's economy, historically dependent on the textile industry, has expanded into a broad variety of employment sectors in recent years as the textile industry has declined. The development of major transportation routes, low cost of living and labor, and aggressive marketing by local and state government have resulted in an increase in industrial development. As a result, the Company's market areas have reported increases in population, households and income in recent years.

     The Company faces intense competition for deposits and loan originations from the many financial institutions conducting business within its market area. See "-- Competition."

LENDING ACTIVITIES

     GENERAL. At September 30, 1998, the Company's total loans receivable portfolio amounted to $212.4 million, or 69.7% of total assets at that date.
The Company has traditionally concentrated its lending activities on mortgage loans, with such loans amounting to $199.6 million, or 94.0% of total loans receivable at September 30, 1998. At that date, $158.5 million, or 74.6%, of the Company's total loans receivable had adjustable interest rates. In addition to one- to four-family mortgage loans, the Company originates construction loans, commercial real estate loans, home equity loans and savings account loans. All of the Company's mortgage loan portfolio is secured by real estate, either as primary or secondary collateral, located in South Carolina.

     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Company's loan portfolio (excluding loans held-for-sale) at the dates indicated. The Company had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

                                                                      AT SEPTEMBER 30,
                                ----------------------------------------------------------------------------------------------
                                       1998               1997               1996               1995               1994
                                -----------------  -----------------  -----------------  -----------------  ------------------
                                 AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                                --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                                    (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to four-family.........  $173,891    81.9%  $180,609    90.0%  $173,925    90.4%  $167,092    90.2%  $151,238    89.9%
  Builder construction........    11,261     5.3      2,601     1.3      3,836     2.0      2,735     1.5      2,763     1.6
  Commercial..................    14,484     6.8      8,136     4.0      6,450     3.3      7,573     4.1      7,536     4.5
                                --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
    Total mortgage loans......   199,636    94.0    191,346    95.3    184,211    95.7    177,400    95.8    161,537    96.0

Savings account loans.........     1,077     0.5      1,419     0.7      1,146     0.6      1,439     0.8      1,133     0.7
Home equity loans.............     8,925     4.2      8,124     4.0      7,050     3.7      6,429     3.4      5,607     3.3
Commercial loans..............     2,785     1.3         --      --         --      --         --      --         --      --
                                --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
    Total loans receivable....   212,423   100.0%   200,889   100.0%   192,407   100.0%   185,268   100.0%   168,277   100.0%
                                           =====              =====              =====              =====              =====

Less:
  Undisbursed loan funds          14,514              6,989              8,375              5,995              7,584
  Deferred loan origination
    fees......................       360                363                412                424                389
  Allowance for loan losses...       760                874                670                590                622
                                --------           --------           --------           --------           --------
    Loans receivable, net.....  $196,789           $192,663           $182,950           $178,259           $159,682
                                ========           ========           ========           ========           ========

     The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses.

                                       AFTER     AFTER    AFTER
                                      ONE YEAR  3 YEARS  5 YEARS
                             WITHIN   THROUGH   THROUGH  THROUGH    BEYOND
                            ONE YEAR  3 YEARS   5 YEARS  10 YEARS  10 YEARS   TOTAL
                            --------  --------  -------  --------  --------  --------
                                                 (IN THOUSANDS)
Mortgage loans:
    One- to four-family...   $   210    $3,481  $13,048   $47,987  $109,165  $173,891
    Builder construction..    11,261        --       --        --        --    11,261
    Commercial............       610     5,422    1,802     5,382     1,268    14,484
Savings account loans.....     1,077        --       --        --        --     1,077
Home equity loans.........     8,925        --       --        --        --     8,925
Commercial loans..........     2,785        --       --        --        --     2,785
                             -------    ------  -------   -------  --------  --------
    Total.................   $24,868    $8,903  $14,850   $53,369  $110,433  $212,423
                             =======    ======  =======   =======  ========  ========

     The following table sets forth the dollar amount of all loans due after September 30, 1999, which have fixed interest rates and have floating or adjustable interest rates.

                            FIXED-RATES    FLOATING OR
                                         ADJUSTABLE-RATES
                            -----------  ----------------
                                   (IN THOUSANDS)
Mortgage loans:
    One- to four-family...    $26,617        $147,064
    Builder construction..         --              --
    Commercial............      2,661          11,213
Savings account loans.....         --              --
Home equity loans.........         --              --
Commercial loans..........         --              --
                              -------        --------
    Total.................    $29,278        $158,277
                              =======        ========

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual term because of prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, tends to decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     ONE- TO FOUR-FAMILY REAL ESTATE LOANS. The Company has concentrated its lending activities on the origination of loans secured by first mortgages on one- to four-family residences located in South Carolina. At September 30, 1998, $173.9 million, or 81.9%, of the Company's total loan portfolio consisted of such loans. Included in this amount are $9.2 million of construction loans that will convert to permanent mortgage loans after the completion of the construction phase.

     The Company offers ARM loans at rates and terms competitive with market conditions. At September 30, 1998, $147.1 million, or 84.6%, of the Company's one- to four-family real estate loans were subject to periodic interest rate adjustments. Substantially all of the Company's ARM loans are underwritten and documented in accordance with guidelines established by Federal Home Loan Mortgage Corporation ("Freddie Mac"), even though the Company originates ARM loans primarily for its own portfolio. The Company originates for its portfolio ARM loans which provide for an interest rate that adjusts every year or that is fixed for three or ten years and then adjusts every year after the initial period. The Company's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 1% and 4%, respectively. The Company's ARM loans adjust based on the National Median Cost of Funds Index. This index is a lagging market index, which means that upward adjustments in this index may occur more slowly than changes in the Company's cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. The Company's ARM loans are typically based on a 30-year amortization schedule. The initial rate on most of the Company's ARM loans is .75% to 1% below the fully indexed rate for the loan.

     The Company offers fixed-rate, one- to four-family mortgage loans with maturities ranging from ten to 30 years. These loans are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, they are underwritten and documented in
accordance with guidelines established by Freddie Mac.    In recent years, as
part of its asset/liability management, the Company has retained for its portfolio fixed-rate loans with terms of ten to 15 years. The Company determines whether to sell or retain fixed-rate loans with terms of more than 15 years on a case-by-case basis.

     The Company also offers loans to individuals for the construction and acquisition of their personal residence. Such loans are made on the same terms as the Company's one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan.

     The Company offers second mortgage loans, although these have become less popular since the introduction of home equity lines of credit. The Company's second mortgage loans have fixed interest rates and terms of up to ten years. At September 30, 1998, the Company had $902,000 of second mortgage loans included in its one- to four-family mortgage loans.

     Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The retention of ARM loans in the Company's loan portfolio helps reduce the Company's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower.
In addition, although ARM loans allow the Company to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations and its use of a lagging market index, the Company has no assurance that yields on ARM loans will be sufficient to offset increases in the Company's cost of funds. The Company believes these risks, which have not had a material adverse effect on the Company to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during a rising interest rate environment.

     The Company generally requires title insurance insuring the status of its lien or an acceptable attorney's opinion on all loans where real estate is the primary source of security. The Company also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

     The Company's one- to four-family residential mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to its underwriting guidelines, the Company can lend up to 95% of the appraised value of the property securing a one- to four-family residential loan; however, the Company generally requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property.

     BUILDER CONSTRUCTION LOANS. The Company originates residential construction loans to local home builders, generally with whom it has an established relationship. At September 30, 1998, builder construction loans amounted to $11.3 million, or 5.3%, of the Company's total loans receivable.

     The Company's construction loans to builders generally have fixed interest rates and are for a term of one year. Such loans to builders are typically made with a maximum loan to value ratio of 80%. These loans are made either on a pre-sold or speculative (unsold) basis. However, the Company generally limits the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder, the degree of loan concentration and prior sales of homes in the development. At September 30, 1998, the largest amount of construction loans outstanding to one builder was $3.3 million, all of which was for speculative construction.

     Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property by a state-licensed and qualified appraiser. The Company's staff or a paid inspector also reviews and inspects each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on percentage of completion.

     Construction lending affords the Company the opportunity to earn higher interest rates with shorter terms to maturity relative to single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due.

     The Company has attempted to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. It is also the Company's general policy to obtain personal guarantees from financially capable parties where the loan is made to a corporation or other legal entity.

     COMMERCIAL REAL ESTATE LOANS. The Company originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At September 30, 1998, $17.3 million, or 8.1%, of the Company's total loans receivable consisted of loans secured by existing commercial real estate properties. The majority of the Company's commercial real estate loans are secured by office buildings, churches, retail shops and warehouses, all of which are located in South Carolina. Occasionally, the Company makes land acquisition and development loans. At September 30, 1998, the Company's largest commercial real estate loan was $1.5 million and is collateralized by improved and unimproved lots in a subdivision near Greenwood, South Carolina.

     Most of the Company's commercial real estate loans have adjustable interest rates and 15-year terms. The Company requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by the Company and are reviewed by management.

     Commercial real estate lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually are greater in amount and are more difficult to evaluate and monitor, and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by limiting the maximum loan-to-value ratio to 80% and strictly scrutinizing the financial condition of the borrower, the cash flow of the project, the quality of the collateral and the management of the property securing the loan. The Company also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     COMMERCIAL LOANS. The Company does not actively solicit commercial loans. However, the Company may originate such loans on a limited basis, generally to customers who are well known to the Company. At September 30, 1998, commercial loans amounted to $2.8 million, or 1.3% of total loans receivable. Commercial loans are prime based, variable rate loans and are collateralized by various business assets. The terms for commercial loans vary with the business purpose of the loan and the normal business cycle of the borrower. The Company also obtains personal guarantees from financially capable parties when the loan is made to a corporation or other legal entity.

     Commercial lending affords the Company an opportunity to earn higher interest rates as compared with residential lending. However, commercial lending involves greater risk than residential mortgage and other real estate secured lending. As collateral-based lending, real estate secured loans are made on established loan-to-collateral values and the liquidation of the real estate is considered as a primary source of repayment in case the borrower defaults. Notwithstanding, business assets held as collateral for commercial loans in default may be an insufficient source of repayment due to obsolescence, illiquidity, uncollectibility, or shrinkage, among other reasons. Therefore, the repayment of a commercial loan depends largely on the creditworthiness of the borrower and the success of the borrower's business.

     SAVINGS ACCOUNT LOANS. The Company offers loans secured by savings deposits. At September 30, 1998, loans collateralized by savings accounts totalled $1.1 million, or 0.5% of total loans receivable. Generally, such loans are made up to 90% of the account balance.

     HOME EQUITY LOANS. The Company originates home equity loans in the form of lines of credit. At September 30, 1998, the Company had $8.9 million of home equity loans and unused commitments to extend credit under home equity loans of $7.9 million. Most of these loans are made to existing customers. The Company's home equity loans have variable interest rates tied to the prime lending rate as published in The Wall Street Journal. The Company imposes
                             -----------------------
a maximum loan-to-value ratio of 90% after considering the unpaid balances of both the first and second mortgage loans on the collateralized property.

     The Company's home equity loans may have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to an existing first mortgage on the property, which, in most cases, is held by the Company.

     LOAN SOLICITATION AND PROCESSING. The Company's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations come from a number of sources. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Company also uses two mortgage brokers in Columbia and one mortgage broker in Greenwood to originate loans. For the year ended September 30, 1998, the Company originated $15.7 million of loans, or 23.1% of total originations, through these brokers. All loans originated through these mortgage brokers are underwritten by the Company pursuant to the Company's underwriting guidelines.

     All single-family residential mortgage loans up to $300,000 and all other loans up to $200,000 must be approved by two members of the Loan Committee. All loans in excess of such amounts but below $500,000 must be approved by a committee consisting of the President, two Vice Presidents in charge of lending operations and two outside Directors. All loans of $500,000 or more must be approved by the Board of Directors.

     LOAN ORIGINATIONS, PURCHASES AND SALES. While the Company originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area. During the years ended September 30, 1998, 1997 and 1996, the Company originated $67.7 million, $45.1 million and $46.3 million of loans, respectively. Of the $67.7 million of loans originated in the year ended September 30, 1998, $39.7 million, or 61.9%, had adjustable rates of interest.

     In fiscal 1997, the Company began purchasing loans from a mortgage banking company in Greenville, South Carolina. All of the loans purchased in fiscal 1998 were purchased through this company and all of the property securing such loans is located in Upstate South Carolina. These loans are written to Freddie Mac guidelines with all exceptions reviewed and approved by the Company. The Company anticipates that it will continue to purchase loans from time to time to supplement its own originations.

     The Company sells loans in order to manage the interest rate risk associated with holding long-term, fixed-rate mortgages, to enable the Company to offer a wide variety of mortgage products, and to earn origination fees and premiums. In 1995, the Company established a relationship with another financial institution pursuant to which the Company sells fixed-rate, one- to four-family mortgage loans with terms in excess of 15 years. The Company currently does not retain servicing rights on the loans that it sells.

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                                       YEARS ENDED SEPTEMBER 30,
                                                    ------------------------------
                                                      1998       1997       1996
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Loans originated:
     Mortgage loans:
          One- to four-family.....................  $ 43,458   $ 37,020   $ 36,450
          Builder construction....................     9,850      2,901      5,255
          Commercial..............................     6,274      1,958      1,739
     Savings account loans........................       709      1,128        572
     Home equity loans............................     3,793      2,139      2,243
     Commercial loans.............................     3,664         --         --
                                                    --------   --------   --------
          Total loans originated..................    67,748     45,146     42,259
                                                    --------   --------   --------

Loans purchased:
     Mortgage loans:
          One- to four-family.....................     3,311      2,975         --
          Builder construction....................     6,008         --         --
          Commercial..............................     5,082        541         --
                                                    --------   --------   --------
               Total loans purchased..............    14,401      3,516         --
                                                    --------   --------   --------

Loans sold........................................    (1,224)      (479)      (954)

Principal repayments..............................   (84,117)   (35,198)   (42,970)
Transfer to real estate owned.....................      (281)      (996)       (92)
Increase (decrease) in other items................     7,408     (1,231)     2,448
                                                    --------   --------   --------
Net increase (decrease) in loans receivable, net..  $  3,935   $ 10,758   $  4,691
                                                    ========   ========   ========

     LOAN COMMITMENTS. The Company issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval, depending on the type of transaction. At September 30, 1998, the Company had loan commitments (excluding undisbursed portions of interim construction loans of $14.5 million) of $1.1 million and unused lines of credit of $7.9 million. See Notes 2 and 10 of Notes to the Financial Statements.

     LOAN FEES. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Company charges loan origination fees which are calculated as a percentage of the amount borrowed or charged as a flat fee on the amount borrowed, depending on the loan program. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. At September 30, 1998, the Company had $360,000 of deferred loan fees. The Company recognized $123,000, $151,000 and $162,000 of deferred loan fees during the years ended September 30, 1998, 1997 and 1996, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

     NONPERFORMING ASSETS AND DELINQUENCIES. When a borrowers fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed 15 days after a payment is due. In most cases, deficiencies are cured promptly.
If a delinquency continues, additional
contact is made either through additional notices or other means and the Company will attempt to work out a payment schedule. While the Company generally prefers to work with borrowers to resolve such problems, the Company will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

     Loans are placed on nonaccrual status generally if, in the opinion of management, principal or interest payments are not likely to be made in accordance with the terms of the loan agreement, or when principal or interest is past due more than 90 days. Interest accrued but not collected at the date the loan is placed on nonaccrual status is reversed against income in the current period. Loans may be reinstated to accrual status when payments are 90 days or less past due and, in the opinion of management, collection of the remaining past due balances can be reasonably expected.

     The Company's Board of Directors is informed on a monthly basis of the amounts of loans delinquent more than 30, 60 and 90 days, all loans in foreclosure and all foreclosed and repossessed property owned by the Company.

     The following table sets forth information with respect to the Company's nonperforming assets and restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                              AT SEPTEMBER 30,
                                                 ------------------------------------------
                                                  1998     1997     1996     1995     1994
                                                 ------   ------   ------   ------   ------
                                                          (DOLLARS IN THOUSANDS)
Loans accounted for on a nonaccrual basis:
     Mortgage loans:
          One- to four-family..................  $ 628    $  444   $  679   $  867   $1,010
          Builder construction.................     89       411      348       40      121
          Commercial...........................     33        33       --       28      187
     Savings account loans.....................     --        --       --       --       --
     Home equity loans.........................     37        46       --       --       26
     Commercial loans..........................     --        --       --       --       --
                                                 -----    ------   ------   ------   ------
          Total of non-accrual loans...........    787       934    1,027      935    1,344

     Real estate owned.........................     --       410       86      104      388
                                                 -----    ------   ------   ------   ------

          Total non-performing assets..........  $ 787    $1,344   $1,113   $1,039   $1,732
                                                 =====    ======   ======   ======   ======

     Restructured loans........................  $ 396    $  732   $  769   $  588   $  479
                                                 =====    ======   ======   ======   ======

Nonaccrual loans as a percent of
   loans receivable, net.......................   0.40%     0.48%    0.56%    0.52%    0.84%
Nonaccrual loans as a percentage of
   total assets................................   0.26%     0.38%    0.42%    0.40%    0.63%
Non-performing assets as a percentage
 of total assets...............................   0.26%     0.54%    0.45%    0.44%    0.81%

     Interest income that would have been recorded for the year ended
September 30, 1998 had nonaccruing loans been current in accordance with their original terms amounted to $70,000. The amount of interest included in interest income on such loans for the year ended September 30, 1998 amounted to $27,000. Interest income that would have been recorded for the year ended September 30, 1998 had restructured loans been current in accordance with their original terms and the amount of interest included in interest income on such loans for that period were, in both cases, immaterial.

     REAL ESTATE OWNED. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure. Subsequent to foreclosure, real estate owned is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 1998, the Company had no real estate owned.

     RESTRUCTURED LOANS. Under generally accepted accounting principles ("GAAP"), the Company is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Company would not otherwise consider. A debt restructuring or loan modification for a borrower does not necessarily always constitute a troubled debt restructuring, however, and a troubled debt restructuring does not necessarily result in a nonaccrual loan. The Company had $396,000 of restructured loans as of September 30, 1998, which consisted of four one- to four-family loans.

     ASSET CLASSIFICATION. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets:
substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Company.

     The following table sets forth the number and amount of classified loans by loan category at September 30, 1998.

                                LOSS           DOUBTFUL        SUBSTANDARD
                           --------------  ----------------  --------------
                           NUMBER  AMOUNT  NUMBER   AMOUNT   NUMBER  AMOUNT
                           ------  ------  ------  --------  ------  ------
                                        (DOLLARS IN THOUSANDS)
Mortgage loans:
   One- to four-family....    1      $10       5      $346      13    $272
   Builder construction...   --       --      --        --       2      89
   Commercial loans.......   --       --       1        33      --      --
Savings account loans.....   --       --      --        --      --      --
Home equity loans.........   --       --      --        --       2      37
Commercial loans..........   --       --      --        --      --      --
                            ---     ----     ---     -----     ---   -----
   Total..................    1      $10       6      $379      17    $398
                            ===     ====     ===     =====     ===   =====

     ALLOWANCE FOR LOAN LOSSES. In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management's periodic evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral and prior loan loss experience.

     At September 30, 1998, the Company had an allowance for loan losses of $760,000. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

     The following table sets forth an analysis of the Company's allowance for loan losses.

                                                              AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                         ---------------------------------------------
                                                           1998       1997     1996     1995     1994
                                                         --------   -------  --------  -------  ------
                                                                      (DOLLARS IN THOUSANDS)

Allowance at beginning of period......................     $  874   $  670   $   590   $  622   $  560
Provision for loan losses (recovery of
   allowance).........................................       (105)     337        (7)      47       62
Recoveries:
 Mortgage loans:
  One- to four-family.................................         --       --        --       --       --
  Builder construction................................         --       --        --       --       --
  Commercial..........................................         --       --       115       --       --
 Savings account loans................................         --       --        --       --       --
 Home equity loans....................................         --       --        --       --       --
 Commercial loans.....................................         --       --        --       --       --
                                                           ------   ------   -------   ------   ------
  Total recoveries....................................         --       --       115       --       --
                                                           ------   ------   -------   ------   ------

Charge-offs:
 Mortgage loans:
  One- to four-family.................................         --       --        28       --       --
  Builder construction................................         --       --        --       --       --
  Commercial..........................................          9      133        --       79       --
 Savings account loans................................         --       --        --       --       --
 Home equity loans....................................         --       --        --       --       --
 Commercial loans.....................................         --       --        --       --       --
                                                           ------   ------   -------   ------   ------
  Total charge-offs...................................          9      133        28       79       --
                                                           ------   ------   -------   ------   ------
  Net charge-offs.....................................          9      133       (87)      79       --
                                                           ------   ------   -------   ------   ------
  Balance at end of period............................     $  760   $  874   $   670   $  590   $  622
                                                           ======   ======   =======   ======   ======

Allowance for loan losses as a
  percentage of total loans outstanding
  at end of the period................................       0.36%    0.44%     0.35%    0.32%    0.37%

Net charge-offs (recoveries) as a
  percentage of average loans
  outstanding during the period.......................       0.01%    0.07%   (0.05)%    0.05%    0.00%

Allowance for loan losses as a
  percentage of nonperforming loans
  at end of period....................................      96.57%   93.58%    65.24%   63.10%   46.28%

  The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                           AT SEPTEMBER 30,
                                -------------------------------------------------------------------------------------------------
                                     1998                  1997                  1996               1995            1994
                                ----------------   ----------------      -----------------   ----------------  ------------------
                                         PERCENT             PERCENT               PERCENT            PERCENT             PERCENT
                                        OF LOANS            OF LOANS              OF LOANS           OF LOANS            OF LOANS
                                           IN                  IN                    IN                 IN                  IN
                                        CATEGORY            CATEGORY              CATEGORY           CATEGORY            CATEGORY
                                        TO TOTAL            TO TOTAL              TO TOTAL           TO TOTAL            TO TOTAL
                                AMOUNT    LOANS    AMOUNT     LOANS       AMOUNT    LOANS    AMOUNT    LOANS   AMOUNT      LOANS
                              --------  ---------  ------  -----------   --------  --------  ------  --------  -------  ----------
                                                                             (DOLLARS IN THOUSANDS)
Mortgage loans:
 One- to four-family.........    $632    81.9%      $668     90.0%        $452     90.4%      $540     90.2%    $486      89.9%
 Builder construction........      39     5.3         42      1.3           26      2.0          8      1.5       12       1.6
 Commercial..................      51     6.8        138      4.0          175      3.3         19      4.1      111       4.5
Savings account loans........      --     0.5         --      0.7           --      0.6         --      0.8       --       0.7
Home equity loans............      29     4.2         26      4.0           17      3.7         23      3.4       13       3.3
Commercial loans.............       9     1.3         --       --           --       --         --       --       --        --
                                 ----   -----       ----    -----        -----    -----       ----    -----   ------     -----
 Total allowance
     for loan losses.........    $760   100.0%      $874    100.0%        $670    100.0%      $590    100.0%    $622     100.0%
                                 ====   =====       ====    =====        =====    =====       ====    =====   ======     =====


INVESTMENT ACTIVITIES

     The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Bank are also required to maintain an investment in FHLB stock. The Bank is required under federal regulations to maintain a minimum amount of liquid assets.

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. The Company does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

     The Company's investment policies limit investments to obligations of the U.S. Treasury and U.S. Government agencies, Federal Funds and overnight deposits and mortgage-backed securities, such as those issued by Federal National Mortgage Association ("Fannie Mae") and Freddie Mac. The Company's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Company's liquidity position, and anticipated cash needs and sources (which, in turn, include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Company's credit and interest rate risk and risk-based capital is also considered.

     The Company purchases investment securities to provide for necessary liquidity for day-to-day operations. The Company also purchases investment securities when investable funds exceed loan demand. In recent years, the

Company's investment securities purchases have been limited to U.S. Treasury and U.S. Government agency obligations with contractual maturities of up to five years.

     The following table sets forth the amortized cost and fair value of the Company's securities, by accounting classification and by type of security, at the dates indicated.

                                                                AT SEPTEMBER 30,
                                           ---------------------------------------------------------
                                                  1998                1997                1996
                                           ---------------------------------------------------------
                                           AMORTIZED   FAIR    AMORTIZED   FAIR    AMORTIZED   FAIR
                                             COST      VALUE     COST      VALUE     COST      VALUE
                                           ---------   -----   --------    -----   ---------   -----
                                                                (IN THOUSANDS)
AVAILABLE FOR SALE:
Investment securities:
 U.S. Treasury obligations..............    $ 1,506  $ 1,515    $ 2,010  $ 2,008    $ 7,536  $ 7,472
 U.S. Government agency
          obligations...................      2,000    2,009      3,996    3,976      7,841    7,761
Freddie Mac common stock................         57    3,374         57    2,406         57    1,666
                                            -------  -------    -------  -------    -------  -------
   Total available for sale.............      3,563    6,898      6,063    8,390     15,434   16,899
                                            -------  -------    -------  -------    -------  -------

HELD TO MATURITY:
Investment securities:
 U.S. Government agency
    obligations.........................     17,112   17,208     15,988   15,954     20,993   20,778
Mortgage-backed securities:
 Fannie Mae.............................        553      554        788      781      1,142    1,117
 Freddie Mac............................      1,142    1,137      5,877    5,854      8,584    8,467
                                            -------  -------    -------  -------    -------  -------
   Total held to maturity...............     18,807   18,899     22,653   22,589     30,719   30,362
                                            -------  -------    -------  -------    -------  -------

   Total................................    $22,370  $25,797    $28,716  $30,979    $46,153  $47,261
                                            =======  =======    =======  =======    =======  =======

     The following table sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's debt securities and mortgage-backed securities at September 30, 1997. U.S. Treasury obligations and certain U.S. Government agency obligations are exempt from state taxation. Their yields, however, have not been computed on a tax equivalent basis for purposes of the table.

                                            LESS THAN             ONE TO FIVE
                                             ONE YEAR               YEARS
                                       -------------------   -------------------
                                                  WEIGHTED              WEIGHTED
                                       AMORTIZED   AVERAGE   AMORTIZED   AVERAGE
                                         COST       YIELD      COST       YIELD
                                       ---------  --------   ---------  --------
                                                  (IN THOUSANDS)
AVAILABLE FOR SALE:
Investment securities:
 U.S. Treasury obligations...........     $1,000      4.97%    $   506      6.35%
 U.S. Government agency obligations..        500      4.88       1,500      5.79
                                          ------               -------
   Total available for sale..........      1,500      4.95       2,006      5.93
                                          ------               -------

HELD TO MATURITY:
Investment securities:
 U.S. Government agency obligations..      2,998      5.68      14,114      6.08
Mortgage-backed securities:
 Fannie Mae..........................         --        --         553      5.80
 Freddie Mac.........................      1,142      5.06          --        --
                                          ------               -------
   Total held to maturity............      4,140      5.60      14,667      6.07
                                          ------               -------

   Total.............................     $5,640      5.54%    $16,673      6.05%
                                          ======               =======

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are the major external source of funds for the Company's lending and other investment activities. In addition, the Company also generates funds internally from loan principal repayments and prepayments and maturing investment and mortgage-backed securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the FHLB-Atlanta may be used to compensate for reductions in the availability of funds from other sources. Presently, the Company has no other borrowing arrangements.

     DEPOSIT ACCOUNTS. A substantial number of the Company's depositors reside in South Carolina. The Company's deposit products include NOW accounts, money market accounts, regular passbook savings and term certificate accounts.
Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. The Company reviews its deposit mix and pricing weekly. The Company does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit. To attract larger deposits, from time to time the Company has paid bonus rates on large deposits.

     The Company believes it is competitive in the interest rates it offers on its deposit products. The Company does not seek to pay the highest deposit rates but competitive rates. The Company determines the rates paid based on a number of conditions, including rates paid by competitors, the Company's interest rate spread, loan demand and deposit balances.

     The following table indicates the amount of the Company's jumbo certificate accounts by time remaining until maturity as of September 30, 1998. Jumbo certificate accounts have principal balances of $100,000 or more.

                                                       JUMBO
                                                    CERTIFICATE
MATURITY PERIOD                                       ACCOUNTS
---------------                                    -------------
                                                   (IN THOUSANDS)
Three months or less..........................         $ 8,791
Over three months through six months..........           9,701
Over six months through 12 months.............          19,353
Over 12 months................................          19,047
                                                       -------
   Total......................................         $56,892
                                                       =======

     The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Company between the dates indicated.

                                                                         AT SEPTEMBER 30,
                                        -------------------------------------------------------------------------------------
                                                     1998                           1997                           1996
                                        --------------------------------   ------------------------------    ----------------
                                                               INCREASE                          INCREASE
                                           AMOUNT   PERCENT   (DECREASE)   AMOUNT   PERCENT     (DECREASE)   AMOUNT   PERCENT
                                        ---------   -------   ----------   ------   -------     ----------   ------   -------
                                                                      (DOLLARS IN THOUSANDS)

Passbook accounts                         $  9,946      4.8%   $ (1,477)  $ 11,423      5.3%     $   (444)  $ 11,867      5.6%
NOW and money market accounts                3,455      1.7        (317)     3,772      1.7          (149)     3,921      1.9
Fixed-rate certificate accounts which
  mature in the year ending:
    Within 1 year                          133,201     64.6     (15,658)   148,859     69.1        39,787    109,072     52.0
    After 1 year, but within 2 years        53,790     26.1      12,506     41,284     19.2       (18,054)    59,338     28.3
    After 2 years, but within 5 years        5,712      2.8      (4,362)    10,074      4.7       (15,458)    25,532     12.2
                                          --------  -------   ---------   --------  -------     ---------   --------  -------

     Total                                $206,104    100.0%   $ (9,308)  $215,412    100.0%     $  5,682   $209,730    100.0%
                                          ========  =======   =========   ========  =======     =========   ========  =======

     The following table sets forth the amount of time deposits in the Company categorized by rates at the dates indicated.

                                         AT SEPTEMBER 30,
                                 ------------------------------
                                     1998      1997      1996
                                 ------------------------------
                                     (DOLLARS IN THOUSANDS)

3.01 - 4.00%...................    $  5,198  $  5,575  $  6,826
4.01 - 5.00%...................       2,338     1,218     2,216
5.01 - 6.00%...................     137,246    95,528    97,960
6.01 - 7.00%...................      46,895    92,245    81,430
7.01 - 8.00%...................       1,026     5,651     5,510
                                   --------  --------  --------
   Total                           $192,703  $200,217  $193,942
                                   ========  ========  ========

     The following table sets forth the amount of time deposits in the Company categorized by maturities at September 30, 1998.

                                AMOUNT DUE
                -------------------------------------------
                LESS THAN   1 - 2   2 - 3   3 - 4    AFTER
                 ONE YEAR   YEARS   YEARS   YEARS   4 YEARS   TOTAL
                ---------  -------  ------  ------  -------  --------
                                  (IN THOUSANDS)
3.01 - 4.00%...  $  5,198  $    --  $   --  $   --  $    --  $  5,198
4.01 - 5.00%...     2,338       --      --      --       --     2,338
5.01 - 6.00%...    88,004   44,892   3,720     629        1   137,246
6.01 - 7.00%...    37,561    7,972   1,081     281       --    46,895
7.01 - 8.00%...       100      926      --      --       --     1,026
                 --------  -------  ------  ------  -------  --------
   Total.......  $133,201  $53,790  $4,801  $  910  $     1  $192,703
                 ========  =======  ======  ======  =======  ========

     The following table sets forth the deposit activity of the Company for the periods indicated.

                                          YEAR ENDED SEPTEMBER 30,
                                       ------------------------------
                                         1998       1997       1996
                                       --------   --------   --------
                                                (IN THOUSANDS)
Beginning balance..................... $215,412   $209,730   $201,473
                                       --------   --------   --------

Net deposits (withdrawals)
   before interest credited...........  (18,893)    (3,430)      (821)
Interest credited.....................    9,585      9,112      9,078
                                       --------   --------   --------

Net increase (decrease) in deposits...   (9,308)     5,682      8,257
                                       --------   --------   --------

Ending balance........................ $206,104   $215,412   $209,730
                                       ========   ========   ========

     BORROWINGS. The Bank has the ability to use advances from the FHLB-Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Atlanta functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Atlanta, the Bank is required to own capital stock in the FHLB-Atlanta and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government or agencies thereof), provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

     The following table sets forth certain information regarding the Bank's use of FHLB advances during the periods indicated.

                                  YEAR ENDED SEPTEMBER 30,
                                  ------------------------
                                    1998    1997     1996
                                  ------------------------
                                   (DOLLARS IN THOUSANDS)
Maximum balance at any month end..  $  --  $5,000   $5,000

Average balance...................     --   3,082    5,000
Year end balance..................     --      --    5,000
Weighted average interest rate:
   At end of year.................     --      --     6.54%
   During the year................     --    7.33%    6.54%

COMPETITION

     The Bank faces intense competition in its primary market area for the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits has historically come from commercial banks, credit unions, other thrifts operating in its market area, and other financial institutions, such as brokerage firms and insurance companies. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

SUBSIDIARY ACTIVITIES

     The only subsidiary of the Company is the Bank. Under OTS regulations, the Bank generally may invest up to 3% of its assets in service corporations, provided that at least one-half of investment in excess of 1% is used primarily for community, inner-city and community development projects. The Bank does not have any subsidiaries.

PERSONNEL

     As of September 30, 1998, the Company had 35 full-time and four part-time employees, none of whom is represented by a collective bargaining unit. The Company believes its relationship with its employees is good.


                                  REGULATION

GENERAL

     The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Bank and its operations.

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

     OFFICE OF THRIFT SUPERVISION. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner. The Bank, as a member of the FHLB-Atlanta, is required to acquire and hold shares of capital stock in the FHLB-Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Atlanta. The Bank is in compliance with this requirement with an investment in FHLB-Atlanta stock of $2.0 million at September 30, 1998. Among other benefits, the FHLB-Atlanta provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Atlanta.

     FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

     The Bank's accounts are insured by the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

     Pursuant to the Deposit Insurance Funds Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of .065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

     LIQUIDITY REQUIREMENTS. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

     PROMPT CORRECTIVE ACTION. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. (The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At September 30, 1998, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     QUALIFIED THRIFT LENDER TEST. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either convert to a national bank charter or be subject to the following restrictions on its operations: (i) the Bank may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the Bank may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the Bank shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the Bank shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1998, the Bank was in compliance with the QTL test.

     CAPITAL REQUIREMENTS. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and non-includable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMELS examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     Savings associations also must maintain "tangible capital" not less than 1.5% of adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Savings associations must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and
                               ----
outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the Bank's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the Bank's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends.
The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its requirement)
                       ----
at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the Bank is to meeting its capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

     The Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1998, the Bank's regulatory limit on loans to one borrower was $8.9 million. At September 30, 1998, the Bank's largest aggregate amount of loans to one borrower was $4.8 million.

     ACTIVITIES OF ASSOCIATIONS AND THEIR SUBSIDIARIES. A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and may establish service corporation subsidiaries to engage in certain preapproved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the Bank controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the Bank or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     TRANSACTIONS WITH AFFILIATES. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings
association were a Federal Reserve member bank.   A savings and loan holding
company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Bank to an affiliate must be secured by collateral in accordance with Section 23A.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and (iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve, as is currently the case with respect to all FDIC-insured banks.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     COMMUNITY REINVESTMENT ACT. Savings associations also are subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a savings association, to assess the saving association's record in meeting the credit needs of the community serviced by the savings association, including low and moderate income neighborhoods. The regulatory agency's assessment of the savings association's record is made available to the public. Further, such assessment is required of any savings association which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

     HOLDING COMPANY ACQUISITIONS. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     HOLDING COMPANY ACTIVITIES. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA.
If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution,
(iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     QUALIFIED THRIFT LENDER TEST. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations --Qualified Thrift Lender Test," must, within one year after the date on which the Bank ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                   TAXATION

FEDERAL TAXATION

     GENERAL. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. For additional information regarding income taxes, see
Note 9 of Notes to Consolidated Financial Statements.

     BAD DEBT RESERVE. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the percentage of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). For taxable years beginning after December 31, 1995, the Bank's bad debt deduction must be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" bank (assets in excess of $500 million), on the basis of net charge-offs during the taxable year. The new rules allowed an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture of the pre-1988 bad debt reserve in the case of certain excess distributions to shareholders.

     DISTRIBUTIONS. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax is paid.

     DIVIDENDS-RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     AUDITS. The Bank's federal income tax returns are in the process of being audited through September 30, 1997. The Consolidated Financial Statements include the effects of all probable adjustments related to the audit.

STATE TAXATION

     DELAWARE. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

     SOUTH CAROLINA.    The provisions of South Carolina tax law mirror the
Code, with certain modifications, as it relates to savings and loans and banks. The Bank is subject to South Carolina income tax at the rate of 6%. This rate of tax is imposed on savings banks in lieu of the general state business corporation income tax. The Bank's state income tax returns have not been audited within the last five years.

     For additional information regarding taxation, see Note 9 of Notes to Consolidated Financial Statements contained in the Annual Report.

ITEM 2.  PROPERTIES
-------------------

     At September 30, 1998, the net book value of the Company's properties (including land and buildings), fixtures, furniture and equipment was $4.1 million. The following table sets forth certain information regarding the Company's offices at September 30, 1998, all of which are owned.

                                                  APPROXIMATE
LOCATION                       YEAR OPENED      SQUARE FOOTAGE      DEPOSITS
--------                       -----------      --------------    -------------
                                                                  (IN THOUSANDS)
Main Office                        1995(1)          24,500           $95,660
201 West Main Street
Laurens, SC  29360

Belton Office                      1962              1,800            62,308
208 Anderson Street
Belton, SC  29627

Ware Shoals Office                 1968              1,444            22,169
81 North Greenwood Avenue
Ware Shoals, SC  29692

Simpsonville Office                1977              3,668            25,967
514 North Main Street
Simpsonville, SC  29681

___________
(1) The Bank occupied a smaller facility at the same location from 1955 to 1995.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. Neither the Company nor the Bank is a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

     The Company's common stock has been listed on the Nasdaq National Market since the Company's initial public offering on April 7, 1998. According to the records of the Company's transfer agent, the Company had approximately 1,271 stockholders of record as of December 1, 1998. This number does not reflect stockholders who hold their shares in "street name." The following table sets forth the high and low sale price of the Company's common stock as of the close of market and dividends paid in each the fiscal quarter's since the Company's initial public offering.

                       HIGH      LOW    DIVIDENDS
                      -------  -------  ---------
Fiscal 1988
    Fourth Quarter... $20.00   $16.125     .15
    Third Quarter.... $22.375  $19.00       --

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                AT SEPTEMBER 30,
                                ------------------------------------------------
                                  1998      1997      1996      1995      1994
                                --------  --------  --------  --------  --------
                                                 (IN THOUSANDS)
SELECTED BALANCE SHEET DATA:
Total assets................... $304,921  $247,499  $244,659  $233,780  $214,817
Investment securities..........   24,010    24,378    37,892    29,823    32,819
Mortgage-backed securities.....    1,695     6,665     9,726    11,989    14,097
Loans receivable, net..........  196,789   192,663   182,950   178,259   159,682
Loans held for sale............      849     1,045        --        --        --
Deposit accounts...............  206,104   215,412   209,730   201,473   189,922
FHLB advances..................       --        --     5,000     5,000        --
Total equity...................   95,330    29,235    26,740    25,692    23,367

                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                            -----------------------------------------------
                                              1998     1997      1996       1995      1994
                                            -------   -------  -------     -------  -------
                                                              (IN THOUSANDS)
SELECTED OPERATING DATA:
Interest income............................ $19,880   $17,773  $16,974     $16,164  $15,361
Interest expense...........................  12,010    12,230   12,212      10,431    8,550
                                            -------   -------  -------     -------  -------
Net interest income........................   7,870     5,543    4,762       5,733    6,811
Provision for loan losses (recovery of
   allowance)..............................    (105)      337       (7)         47       62
                                            -------   -------  -------     -------  -------
Net interest income after provision for
   loan losses.............................   7,975     5,206    4,769       5,686    6,749
                                            -------   -------  -------     -------  -------
Other income...............................     246       202      227         218      107
Other operating expenses...................   2,857     2,362    3,877 (1)   2,379    2,255
                                            -------   -------  -------     -------  -------
Income before income taxes.................   5,364     3,046    1,119       3,525    4,601
Provision for income taxes.................   1,929     1,094      360       1,546    1,691
Cumulative effect of change in
   accounting principle....................      --        --       --          --    570(2)
                                            -------   -------  -------     -------  -------
Net income................................. $ 3,435   $ 1,952  $   759     $ 1,979  $ 3,480
                                            =======   =======  =======     =======  =======
Basic and diluted earnings per share (3)...   $0.53     N/A      N/A         N/A      N/A
                                            =======

___________
(1)  Includes one-time SAIF assessment of $1.2 million.
(2) Reflects adoption of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."
(3) The Company's initial public offering closed on April 6, 1998. For purposes of the earnings per share calculation for the year ended September 30, 1998, shares issued on April 6, 1998 have been assumed to be outstanding as of April 1, 1998. Additionally, net income used in the calculation is for the period from April 1, 1998 through September 30, 1998.

                                                 AT OR FOR THE YEARS ENDED SEPTEMBER 30,
                                                 ---------------------------------------
                                                    1998    1997    1996    1995   1994
                                                 ---------------------------------------
SELECTED FINANCIAL RATIOS:

PERFORMANCE RATIOS:
Return on average assets (1)....................    1.22%   0.80%   0.32%   0.87%   1.62%
Return on average equity (2)....................    6.82    6.93    2.87    8.08   16.11
Average equity as a percent of average
 assets.........................................   17.97   11.49   10.99   10.79   10.09
Interest rate spread (3)........................    1.96    1.76    1.51    2.09    2.84
Net interest margin (4).........................    2.89    2.33    2.04    2.59    3.24
Average interest-earning assets to
 average interest-bearing liabilities...........    1.21    1.11    1.10    1.10    1.10
Other operating expenses as a
 percent of average total assets................    1.02    0.96    1.61    1.05    1.05

CAPITAL RATIOS:
Tangible........................................    19.4    11.3    10.6    10.8    10.9
Core............................................    19.4    11.3    10.6    10.8    10.9
Risk-based......................................    40.8    23.3    22.2    23.1    23.6

ASSET QUALITY RATIOS:
Nonperforming loans as a percent of
 loans receivable, net (5)......................    0.40    0.48    0.56    0.52    0.84
Nonperforming loans as a percent of
 total assets (6)...............................    0.26    0.54    0.45    0.44    0.81
Allowance for loan losses as a percent
 of gross loans receivable......................    0.36    0.44    0.35    0.32    0.37
Allowance for loan losses as a percent
 of nonperforming loans.........................   96.57   93.58   65.24   63.10   46.28
Net charge-offs as a percent of
     average outstanding loans..................    0.01    0.07   (0.05)   0.05      --

________________________________________
(1)  Net income divided by average total assets.
(2)  Net income divided by average total equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(4)  Net interest income as a percentage of average interest-earning assets.
(5)  Nonperforming loans consist of loans accounted for on a nonaccrual basis.
(6) Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans, but exclude restructured loans.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
----------------------

GENERAL

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto contained elsewhere in this report.

OPERATING STRATEGY

     The Company's business consists principally of attracting retail deposits (primarily certificates of deposit) from the general public and using these funds to originate mortgage loans secured by one- to four-family residences located in South Carolina. To a lesser extent, the Company also originates commercial real estate loans, home equity loans, builder construction loans, commercial loans and savings account loans. The Company intends to continue to fund its assets primarily with retail deposits, although FHLB-Atlanta advances may be used as a supplemental source of funds.

     The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Company's profitability is also affected by the level of other operating income and expenses. Other operating income includes service charges and fees, gain on sale of mortgage loans and gain on sale of investments. Other operating expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses. The Company's results of operations also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

     The Company's business strategy is to operate as a well-capitalized, profitable and independent financial institution dedicated to financing home ownership and providing quality customer service. In recent years the Company has emphasized the origination for retention in its portfolio of adjustable-rate mortgage loans in order to reduce its interest rate risk. Beginning in fiscal year 1997, to increase the yield on its loan portfolio, the Company has emphasized the origination for its portfolio of fixed-rate mortgage loans with terms of 15 years or less and ARM loans with an interest rate that is fixed for an initial period of ten years. In addition, the Company has purchased conforming fixed-rate loans for its held for sale portfolio and plans to continue this activity depending on market conditions. The Company relies heavily on certificates of deposit as its source of funds. As a result, the Company's cost of funds is generally higher than that of institutions that have more checking and savings accounts. The Company's high cost of funds has contributed to a lower interest rate spread and reduced profitability in recent years. The Company intends to attempt to reduce its reliance on certificates of deposit by increasing its emphasis on transaction accounts.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND 1997

     Total assets increased $57.4 million, or 23.2%, to $304.9 million at September 30, 1998 from $247.5 million at September 30, 1997. Loans receivable increased $4.1 million to $196.8 million from $192.7 million. Following the strategy begun in 1997, management continued to increase investment in loans and decrease investment in mortgage-backed securities since loans offer the Company the opportunity to earn higher yields. Mortgage-backed securities decreased to $1.7 million from $6.7 million as a result of prepayments. Investment securities decreased to $24.0 million from $24.4 million. The Company used the cash generated by the reduction in its investment and mortgage-backed securities portfolios to fund loan growth. Cash and cash equivalents increased to $73.9 million from $14.7 million as a result of the Company's initial public offering.

     Total liabilities decreased $8.7 million, or 4.0%, to $209.6 million at September 30, 1998. Deposit accounts decreased $9.3 million to $206.1 million from $215.4 million. The decrease in deposit accounts was due largely to depositors using approximately $28.7 million of funds on deposit at the Bank to purchase stock of the Company in its initial public offering. The Company had no FHLB advances in 1998 primarily due to the generation of funds in the initial public offering.

     Total equity increased $66.1 million, or 226.1%, to $95.3 million at September 30, 1998 from $29.2 million at September 30, 1997. The increase was due to $3.4 million in net income for the year ended September 30, 1998, an increase of $635,000 in the unrealized gain on available-for-sale securities and $62.6 million of net proceeds from the Company's initial stock offering.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

     NET INCOME. Net income increased $1.5 million, or 76.0%, to $3.4 million for the year ended September 30, 1998 from $2.0 million for the year ended September 30, 1997. The increase was primarily the result of an increase in interest income, a decrease in interest expense on FHLB borrowings, a recovery of loan losses and a decline in deposit insurance premiums. This was offset by an increase in employee compensation and real estate operations expense.

     NET INTEREST INCOME. Net interest income increased $2.3 million, or 42.0%, to $7.9 million for fiscal 1998 from $5.5 million for fiscal 1997. The Company's interest rate spread increased 20 basis points to 1.96% for fiscal 1998 from 1.76% for fiscal 1997 as the Company experienced a 17 basis point decrease in the yield on its interest-earning assets and a 37 basis point decrease in the cost of its interest-bearing liabilities.

     Total interest income increased $2.1 million, or 11.9%, from fiscal 1997 to fiscal 1998. Interest income on loans receivable increased $756,000 largely as a result of an increase of $5.5 million, or 2.9%, in the average balance of loans and a 16 basis point increase in the yield on loans receivable for the year ended September 30, 1998. The growth in interest income on loans was partially offset by a reduction in interest income on mortgage-backed securities, as the Company reduced the average balance and yield of these investments. The average balance of interest-earning assets increased to $272.2 million in 1998 from $237.9 million in 1997. The increase in the average balance was due in part to funds received from the proceeds of the initial public offering and an increase in the average balance of loans receivable. The yield on the Company's interest earning assets decreased to 7.30% from 7.47% as a result of market trends and the investment of the offering proceeds in lower yielding, short term investments.

     Total interest expense decreased $220,000, or 1.8%, from fiscal 1997 to fiscal 1998. The average balance of interest-bearing liabilities increased $10.6 million, or 4.96%, while the average rate paid decreased to 5.34% from 5.71%. Interest paid on passbook, NOW and money market accounts decreased a total of $35,000 primarily because of a decrease in the average balance and rate of such accounts. Interest paid on certificates of deposit increased $41,000 because of an increase in the average balance of such accounts. This was partially offset by a decrease in the average rate paid on certificates of deposit to 5.53% from 5.91%. Interest paid on FHLB advances decreased $226,000 as a result of no borrowings in the year ended September 30, 1998.

     PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral and prior loan loss experience. The provision for loan losses was a net recovery of $105,000 in fiscal year 1998 compared with a provision of $337,000 in fiscal 1997. This recovery came as the result of a loan previously classified as a loss being paid off. Additionally, the Company added $10,000 to the allowance for loan losses to provide for estimated losses on specific problem loans. It was not necessary for the Company to add to the allowance for loan losses based on its re-evaluation of the risks inherent in the loan portfolio because upon analysis current reserves proved adequate. At September 30, 1998, the Company's allowance for loan losses totalled $760,000 which equaled 0.36% of total loans. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses or that actual losses will not exceed the estimated amounts.

     OTHER INCOME. Other income increased $44,000, or 21.8%, to $246,000 for fiscal 1998 from $202,000 for fiscal 1997. Substantially all of the Company's other income is derived from service charges and fees. Service charges and fees totalled $228,000 in fiscal 1998 compared with $206,000 in fiscal 1997. Gain on sale of mortgage loans increased to $18,000 in fiscal 1998 from $6,000 in fiscal 1997 as a result of an increase in loan sales in 1998. The Company had no sale of investments in fiscal 1998 resulting in no gains or losses compared to a loss of $13,000 in fiscal 1997.

     OTHER OPERATING EXPENSES. Other operating expenses were $2.9 million in fiscal 1998 compared to $2.4 million in fiscal 1997. Employee compensation and benefits expense increased $263,000, or 18.1%, as a result of normal wage increases and new costs associated with the implementation of the Employee Stock Ownership Plan.

Expense from real estate operations was $69,000 in fiscal year 1998 compared with income of $167,000 in fiscal 1997 as a result of gains on sales of real estate owned.

     INCOME TAXES. The provision for income taxes increased to $2.0 million for fiscal 1998 from $1.1 million for fiscal 1997. The income tax provision was higher in fiscal 1998 because of higher taxable income.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

     NET INCOME. Net income increased $1.2 million, or 157.2%, to $2.0 million for the year ended September 30, 1997 from $759,000 for the year ended September 30, 1996. The results for fiscal 1996 reflect the payment of a one-time, industry wide special assessment to recapitalize the SAIF, which for the Company was $1.2 million. Without the payment of the SAIF special assessment, net income for fiscal 1996 would have been $1.5 million.

     NET INTEREST INCOME. Net interest income increased $781,000, or 16.4%, to $5.5 million for fiscal 1997 from $4.8 million for fiscal 1996. The Company's interest rate spread increased 25 basis points to 1.76% for fiscal 1997 from 1.51% for fiscal 1996 as the Company experienced a 19 basis point increase in the yield on its interest-earning assets and a 6 basis point decrease in the cost of its interest-bearing liabilities.

     Total interest income increased $799,000, or 4.7%, from fiscal 1996 to fiscal 1997. Interest income on loans receivable increased $996,000 largely as a result of an increase of $11.6 million, or 6.5%, in the average balance of loans. The Company's average yield on loans increased 5 basis points to 7.93% in fiscal 1997. The growth in interest income on loans was partially offset by a reduction in interest income on mortgage-backed securities and federal funds sold and interest-bearing deposits, as the Company reduced the average balance of these investments. The yield on the Company's interest-earning assets increased to 7.47% from 7.28% as a result of having a larger percentage of interest-earning assets invested in loans.

     Total interest expense increased $18,000, or 0.1%, from fiscal 1996 to fiscal 1997. The average balance of interest-bearing liabilities increased $2.6 million, or 1.2%, while the average rate paid decreased to 5.71% from 5.77%. Interest paid on passbook, NOW and money market accounts decreased a total of $25,000 primarily because of a decrease in the average balance of such accounts. Interest paid on certificates of deposit increased $144,000 because of an increase in the average balance of such accounts. This was partially offset by a decrease in the average rate paid on certificates of deposit to 5.91% from 6.00%. Interest paid on FHLB advances decreased $101,000 as the decrease in the average balance of advances was partially offset by the increase in the average rate paid. By the end of fiscal 1997, the Company had repaid all of its FHLB advances.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $337,000 in fiscal 1997 compared with a recovery of $7,000 in fiscal 1996. During fiscal 1997, the Company added $137,000 to the allowance for loan losses to provide for estimated losses on specific problem loans. In addition, the Company added an additional $200,000 to the allowance for loan losses based on its re-evaluation of the risks inherent in the loan portfolio. At September 30, 1997, the Company's allowance for loan losses totalled $874,000, which equaled 0.44% of total loans.

     OTHER INCOME. Other income decreased $25,000, or 11.0%, to $202,000 for fiscal 1997 from $227,000 for fiscal 1996. Substantially all of the Company's other income is derived from service charges and fees. Service charges and fees totalled $205,000 in fiscal 1997 compared with $206,000 in fiscal 1996. Gain on sale of mortgage loans decreased to $6,000 in fiscal 1997 from $16,000 in fiscal 1996 as a result of fewer loan sales in 1997. The Company realized a loss of $13,000 on the sale of investments in fiscal 1997 compared with a gain of $2,000 in fiscal 1996.

     OTHER OPERATING EXPENSES. Other operating expenses were $2.4 million in fiscal 1997 compared to $3.9 million in fiscal 1996. Included in other operating expenses for fiscal 1996 is the SAIF special assessment. Excluding the SAIF special assessment, other operating expenses were $2.6 million for fiscal 1996. As a result of the recapitalization of the SAIF, the FDIC substantially reduced deposit insurance premiums. Since January 1, 1997, the Company has paid deposit insurance premiums at the rate of $.065 per $100 of deposits. Prior to the recapitalization of the SAIF, deposit insurance premiums were $0.23 per $100 of deposits. Employee compensation and benefits expense increased $106,000, or 7.9%, as a result of an increase in directors' fees, normal wage increases and an increase in benefits costs. Income from real estate operations was $167,000 in fiscal 1997 as a result of gains on sales of real estate owned, as compared with $120,000 in fiscal 1996.

     INCOME TAXES. The provision for income taxes increased to $1.1 million for fiscal 1997 from $360,000 for fiscal 1996. Income taxes in fiscal 1996 were lower because of the SAIF special assessment.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COSTS

     The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

                                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                ----------------------------------------------------------------------------------------------
                                           1998                             1997                              1996
                                ----------------------------   -------------------------------   -----------------------------
                                          INTEREST   AVERAGE              INTEREST     AVERAGE              INTEREST   AVERAGE
                                AVERAGE      AND      YIELD/    AVERAGE      AND        YIELD/    AVERAGE      AND      YIELD/
                                BALANCE   DIVIDENDS    COST     BALANCE   DIVIDENDS      COST     BALANCE   DIVIDENDS    COST
                                --------  ---------  -------   ---------  ---------    -------   ---------  ---------  -------
                                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable, net(1).... $195,232    $15,790     8.09%   $189,689    $15,034       7.93%   $178,081    $14,038     7.88%
   Mortgage-backed securities..    4,268        208     4.87       8,401        450       5.36      11,192        626     5.59
   Investment securities(2)....   27,104      1,442     5.32      32,397      1,856       5.73      35,684      1,815     5.09
   FHLB stock..................    2,042        149     7.31       2,042        148       7.25       2,042        147     7.20
   Federal funds sold and
    overnight deposits.........   43,546      2,291     5.26       5,335        285       5.34       6,317        348     5.51
                                --------  ---------  -------   ---------  ---------    -------   ---------  ---------  -------
      Total interest-
       earning assets..........  272,192     19,880     7.30     237,864     17,773       7.47     233,316     16,974     7.28
                                          ---------  -------              ---------    -------              ---------  -------
Noninterest-earning assets.....    8,219                           7,315                             7,328
                                --------                       ---------                         ---------
      Total average assets..... $280,411                        $245,179                          $240,644
                                ========                       =========                         =========

Interest-bearing
 liabilities(3):
   Passbook accounts........... $ 11,025        304     2.27    $ 11,561        340       2.94    $ 12,270        362     2.95
   NOW and money market
    accounts...................    3,966         90     2.76       3,751         89       2.37       3,784         92     2.43
   Certificates of deposit.....  209,893     11,616     5.53     195,853     11,575       5.91     190,572     11,431     6.00
                                --------  ---------  -------   ---------  ---------    -------   ---------  ---------  -------
      Total deposits...........  224,884     12,010     5.34     211,165     12,004       5.68     206,626     11,885     5.75
   FHLB advances...............       --         --       --       3,082        226       7.33       5,000        327     6.54
                                --------  ---------  -------   ---------  ---------    -------   ---------  ---------  -------
      Total interest-
       bearing liabilities.....  224,884     12,010     5.34     214,247     12,230       5.71     211,626     12,212     5.77
                                          ---------  -------              ---------    -------              ---------  -------
Noninterest-bearing
 liabilities...................    5,125                           2,759                             2,570
                                --------                       ---------                         ---------
      Total average
       liabilities.............  230,009                         217,006                           214,196
                                --------                       ---------                         ---------
Average equity.................   50,402                          28,173                            26,448
                                --------                       ---------                         ---------
   Total average liabilities
    and equity................. $280,411                        $245,179                          $240,644
                                ========                       =========                         =========
Net interest income............             $ 7,780                         $ 5,543                           $ 4,762
                                          =========                       =========                         =========
Interest rate spread...........                         1.96%                             1.76%                           1.51%
                                                     =======                           =======                         =======
Net interest margin............                         2.89%                             2.33%                           2.04%
                                                     =======                           =======                         =======
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities.. 1.21x                          1.11x                             1.10x

-----------
(1) Loans receivable, net includes loans held-for-sale and nonaccrual loans. Interest on loans receivable does not include interest on nonaccrual loans.
(2) Yield information does not give affect to changes in fair value that are reflected as a component of equity.
(3) Does not include escrow balances.

RATE/VOLUME ANALYSIS

     The following table sets forth the effects of changing rates and volumes on the interest income and interest expense of the Company. Information is provided with respect: (i) to effects attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) to effects attributable to changes in rate (changes in rate multiplied by prior volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                              1998 COMPARED TO 1997               1997 COMPARED TO 1996
                                                          ---------------------------------     ------------------------------
                                                          INCREASE (DECREASE)                   INCREASE (DECREASE)
                                                                DUE TO                               DUE TO
                                                          -------------------      ------       -------------------      -----
                                                           RATE       VOLUME         NET         RATE       VOLUME        NET
                                                          -----       ------       ------       -----       ------       -----
                                                                                     (IN THOUSANDS)
Interest-earning assets:
   Loans receivable, net (1)...........................   $ 309       $  447       $  756       $  88        $ 908       $ 996
   Mortgage-backed securities..........................     (38)        (204)        (242)        (25)        (151)       (176)
   Investment securities...............................    (126)        (288)        (414)        153         (112)         41
   FHLB stock..........................................       1           --            1           1           --           1
   Federal funds sold and overnight deposits...........      (4)       2,010        2,006         (11)         (52)        (63)
                                                          -----       ------       ------       -----        -----       -----


Total net change in income on interest-earning assets..     142        1,965        2,107         206          593         799
                                                          -----       ------       ------       -----        -----       -----


Interest-bearing liabilities:
   Passbook accounts...................................     (20)         (16)         (36)         (1)         (21)        (22)
   NOW and money market accounts.......................      (4)           5            1          (2)          (1)         (3)
   Certificates of deposit.............................    (355)         396           41        (171)         315         144
                                                          -----       ------       ------       -----        -----       -----
      Total average deposits...........................    (379)         385            6        (174)         293         119
   FHLB advances.......................................      --         (226)        (226)         48         (149)       (101)
                                                          -----       ------       ------       -----        -----       -----

Total net change in expense on interest-bearing
 liabilities...........................................    (379)         159         (220)       (126)         144          18
                                                          -----       ------       ------       -----        -----       -----

Net change in net interest income......................   $ 521       $1,806       $2,327       $ 332        $ 449       $ 781
                                                          =====       ======       ======       =====        =====       =====

-----------
(1)  Does not include interest on nonaccrual loans.

ASSET AND LIABILITY MANAGEMENT

     QUANTITATIVE ASPECTS OF MARKET RISK. The Company does not maintain a trading account for any class of financial instrument nor does the Company engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Company's interest-earning assets and interest-bearing liabilities, see the tables under "Lending Activities -- Maturity of Loan Portfolio," "-- Investment Activities" and "-- Deposit Activities and Other Sources of Funds."

     QUALITATIVE ASPECTS OF MARKET RISK. The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Company's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one- to- four family mortgage loans with terms over 15 years. In addition, the Company maintains an investment portfolio of U.S. Treasury and U.S. Government agency obligations with contractual maturities of between one and five years. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

     The Company uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in NPV (net portfolio value) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the FHLB, the Company receives a report which measures interest rate risk by modeling the change in NPV over a variety of interest rate scenarios.

     The following table is provided by the FHLB and sets forth the change in the Company's NPV at September 30, 1998, based on FHLB assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.


 Basis Point ("bp")   Estimated Change in
  Change in Rates     Net Portfolio Value
 ------------------   -------------------
                         (In thousands)
      +400                   (8,685)
      +300                   (5,651)
      +200                   (2,616)
      +100                   (1,308)
         0                       --
      (100)                   1,481
      (200)                   2,962
      (300)                   3,483
      (400)                   4,004

     The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at September 30, 1998 would reduce the Company's NPV by approximately $2.6 million, or 4.2%, at that date.

     The following table prepared with information supplied by the FHLB presents the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity.

                                                                        AFTER 3
                                                WITHIN     ONE YEAR    YEARS TO   BEYOND 5
                                                1 YEAR    TO 3 YEARS    5 YEARS     YEARS     TOTAL
                                               --------   ----------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans receivable............................  $159,558     $ 15,306    $ 8,265    $14,509   $197,638
 Mortgage-backed securities..................     1,142          553         --         --      1,695
 Investment securities.......................        --       24,010         --         --     24,010
 FHLB stock..................................     2,042           --         --         --      2,042
 Federal funds sold and
    overnight deposits.......................    72,003           --         --         --     72,003
                                               --------     --------    -------    -------   --------
    Total interest-earning assets............   234,745       39,869      8,265     14,509    297,388
                                               ========     ========    =======    =======   ========

Interest-bearing liabilities:
 Passbook accounts...........................     1,691        2,568      1,674      4,013      9,946
 NOW and money market accounts...............     1,315        1,150        310        680      3,455
 Certificates of deposit.....................   132,582       59,084      1,037         --    192,703
                                               --------     --------    -------    -------   --------
    Total deposits...........................   135,588       62,802      3,021      4,693    206,104

FHLB advances................................        --           --         --         --         --
                                               --------     --------    -------    -------   --------
    Total interest-bearing liabilities.......  $135,588     $ 62,802    $ 3,021    $ 4,693   $206,104
                                               ========     ========    =======    =======   ========

Interest sensitivity gap per period..........  $ 99,157     $(22,933)   $ 5,244    $ 9,816   $ 91,284
Cumulative interest sensitivity gap..........  $ 99,157     $ 76,224    $81,468    $91,284
Percentage of cumulative gap to
   total earning assets......................      33.3%        25.6%      27.4%      30.7%
Cumulative ratio of interest sensitive
   assets to interest sensitive liabilities..      1.73%        0.63%      2.74%      3.09%


     Certain assumptions utilized by the FHLB in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding tables. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 1998, cash and cash equivalents totalled $73.9 million, or 24.2% of total assets, and investment securities classified as available-for-sale totalled $6.9 million. At September 30, 1998, the Company also maintained, but did not draw upon, an uncommitted credit facility with the FHLB-Atlanta, which provided for immediately available advances up to an aggregate amount of $32.0 million.

     OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Company's actual liquidity ratio at September 30, 1998 was 39.6%.

     The Company's primary investing activity is the origination of one- to four-family mortgage loans. During the years ended September 30, 1998, 1997 and 1996, the Company originated $43.5 million, $37.0 million and $36.5 million of such loans, respectively. At September 30, 1998, the Company had loan commitments totalling $1.1 million, unused lines of credit of $7.9 million and undisbursed loans in process totalling $14.5 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 1998 totalled $132.6 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

     OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of September 30, 1998, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 19.4%, 19.4% and 40.8%, respectively.

YEAR 2000 ISSUES

     As the year 2000 approaches, the Bank's information and data processing system must be assessed to insure appropriate operation after December 31, 1999. Many systems in use worldwide may not be able to interpret dates after December 31, 1999 appropriately because such systems allow only two digits to indicate the year in a date. Programmers initially chose January 1, 1900 as the first day to be recognized by their software. Subsequently, systems have been created using the two-digit method that could cause systems to function improperly or fail on January 1, 2000. The problem could reside in computer programs, computer hardware, or electronic devices that reference dates in the course of their functions. Also, the Bank must consider the potential problems that Year 2000 could pose for third party service providers.

     Year 2000 risk is present in virtually all of the Bank's normal operating activities. To confront these risks, the Bank has developed a Year 2000 Plan, which has been reviewed by senior management and the Board of Directors. The Plan contains a review of Bank systems that could be affected by Year 2000 problems along with an assessment of the potential impact that Year 2000 system problems could pose to the Bank's normal operation. Additionally, the Bank has received Year 2000 readiness certifications from third party service providers, whose services have been deemed critical to Bank operations. For critical systems, contingency plans have been developed, which may include alternate processing methods and/or manual processing. The Office of Thrift Supervision is monitoring the Bank's Year 2000 progress.

     The Bank's primary data processing provider is FiServ. FiServ has developed a Year 2000 Plan and provides the Bank with periodic updates. FiServ completed all program maintenance associated with its Year 2000 Plan in November 1998. FiServ's Year 2000 activities are also monitored by the OTS. The Bank has begun testing its software and hardware interfaces in conjunction with FiServ's system and will conclude testing in early 1999.

     The external costs associated with the Bank's Year 2000 compliance are expected to be less than $50,000. The Bank does not track internal costs as these are related to normal payroll costs. At this time, it is not possible to make a reasonable estimate of the costs to the Company if the Bank or any critical third party provider failed to complete Year 2000 measures as scheduled. However, those costs would likely have a material impact on the Company.

IMPACT OF ACCOUNTING PRONOUNCEMENTS AND REGULATORY POLICIES

     See Note 1 to the Consolidated Financial Statements for a discussion of the anticipated impact of recently issued accounting statements.

EFFECT OF INFLATION AND CHANGING PRICES

     The financial statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results be in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     For a discussion of the Company's market risk, see "Asset and Liability Management" under Item 7 of this Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

    The financial statements listed in the index to Consolidated Financial Statement at Item 14 of this Form 10-K are incorporated by reference into this
Item 8 of Part II of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

    Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the executive officers of the Company.


Name                      Age(1)  Position
----                      ------  --------
J. Edward Wells            59     Chairman of the Board, President, Chief Executive Officer and Secretary
Edwin I. Shealy            51     Chief Financial Officer and Treasurer

    The following table sets forth certain information regarding the executive officers of the Bank.

Name                     Age(1)  Position
----                     ------  --------
J. Edward Wells           59     President, Chief Executive Officer and Director
Edwin I. Shealy           51     Chief Financial Officer and Treasurer
James H. Wasson           54     Vice President and Secretary
John M. Swofford          53     Vice President
Will B. Ferguson          41     Vice President

-----------
(1)  As of September 30, 1998.

    J. Edward Wells is the President and Chief Executive Officer of the Bank, positions he has held since 1972. Mr. Wells joined the Bank in 1967.

    Edwin I. Shealy is the Chief Financial Officer and Treasurer of the Bank, positions he has held since 1990.

    James H. Wasson, Jr. is Secretary and Vice President of the Bank responsible for mortgage lending, positions he has held since 1977. Mr. Wasson has been employed by the Bank since 1968.

    John M. Swofford is a Vice President of the Bank and manager of the Bank's Laurens branch, positions he has held since 1988. From 1976 to 1988, Mr. Swofford served as the manager of the Bank's Simpsonville branch.

    Will B. Ferguson is a Vice President of the Bank, a position he has held since 1995. Mr. Ferguson has been employed by the Bank since 1984.

    The information contained under the section captioned "Proposal 1 -- Election of Directors" contained in the Company's Proxy Statement is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

    The information contained under the sections captioned "Executive Compensation" and "Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

    (a) Security Ownership of Certain Beneficial Owners

        Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

    (b) Security Ownership of Management

        The information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

    (c) Changes in Control

        The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    The information set forth under the section captioned "Transactions with Management" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a) The following documents are filed as part of this report:

    1. Financial Statements

                                                                        Page
                                                                        ----

       Independent Auditors' Report...................................  F-1
       Consolidated Balance Sheets as of September 30, 1998 and 1997.. F-2 Consolidated Statements of Income for the Years Ended
         September 30, 1998, 1997 and 1996............................  F-3
       Consolidated Statements of Equity
         for the Years Ended September 30, 1998, 1997 and 1996........  F-4
       Consolidated Statements of Cash Flows for the Years Ended
         September 30, 1998, 1997 and 1996............................  F-5
       Notes to Consolidated Financial Statements.....................  F-7

    2. Financial Statement Schedules

    All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

    3. Exhibits

    The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated by reference herein.

    3.1 Certificate of Incorporation of Heritage Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-41857))
    3.2   Bylaws of Heritage Bancorp, Inc. (incorporated by reference to Exhibit
          3.2 to the Company's Registration Statement on Form S-1 (File No. 333-41857))
    10.1  Employment Agreement with J. Edward Wells
    10.2  Form of Severance Agreement for Executive Officers
    10.3  Heritage Federal Bank Employee Severance Compensation Plan
    21    Subsidiaries of the Registrant
    27    Financial Data Schedule

(b) Reports on Form 8-K

    No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HERITAGE BANCORP, INC.

Date:  December 29, 1998         By: /s/ J. Edward Wells
                                    --------------------------------------
                                    J. Edward Wells
                                    President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                         TITLE                                        DATE
----------                         -----                                        ----

/s/ J. Edward Wells             President, Chief Executive Officer              December 29, 1998
--------------------------      and Director (Principal Executive Officer)
J. Edward Wells


/s/ Edwin I. Shealy             Chief Financial Officer (Principal              December 29, 1998
--------------------------      Financial and Accounting Officer)
Edwin I. Shealy


/s/ Aaron H. King               Director                                        December 29, 1998
--------------------------
Aaron H. King


/s/ J. Riley Bailes             Director                                        December 29, 1998
---------------------------
J. Riley Bailes


/s/ John H. Lake                Director                                        December 29, 1998
---------------------------
John H. Lake


/s/ John C. Owings, II          Director                                        December 29, 1998
---------------------------
John C. Owings, II

[Deloitte & Touche Logo]

INDEPENDENT AUDITORS' REPORT

Board of Directors
Heritage Bancorp, Inc.:


We have audited the accompanying consolidated balance sheets of Heritage Bancorp, Inc. and its subsidiary (the "Company") as of September 30, 1998 and 1997, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

November 6, 1998

HERITAGE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND 1997
(IN THOUSANDS OF DOLLARS)
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                           1998           1997

Cash                                                                                           $ 1,917         $ 2,012
Federal funds sold and overnight interest-bearing deposits                                      72,003          12,647
                                                                                             ----------      ---------
          Total cash and cash equivalents                                                       73,920          14,659
Investment securities (Note 2):
  Held-to-maturity - at amortized cost (fair value:  1998 - $17,208; 1997 -
    $15,954)                                                                                    17,112          15,988
  Available-for-sale - at fair value (amortized cost:  1998 - $3,563; 1997 -
    $6,063)                                                                                      6,898           8,390
Mortgage-backed securities - held to maturity - at amortized cost
  (fair value:  1998 - $1,691; 1997 - $6,635) (Note 3)                                           1,695           6,665
Loans receivable - net (Notes 4 and 8)                                                         196,789         192,663
Loans held-for-sale - at lower of cost or market (market value:
  1998 - $869; 1997 - $1,065)                                                                      849           1,045
Office properties and equipment - net (Note 5)                                                   4,103           4,278
Federal Home Loan Bank Stock - at cost (Note 8)                                                  2,042           2,042
Accrued interest receivable                                                                      1,335           1,242
Real estate acquired in settlement of loans - net (Note 6)                                           -             410
Other assets                                                                                       178             117
                                                                                             ----------      ---------
TOTAL                                                                                        $ 304,921       $ 247,499
                                                                                             ==========      =========

LIABILITIES AND EQUITY

LIABILITIES:
  Deposit accounts (Note 7)                                                                  $ 206,104       $ 215,412
  Accrued interest on deposit accounts                                                             359             338
  Other liabilities (Note 9)                                                                     3,128           2,514
                                                                                             ----------      ---------
          Total liabilities                                                                    209,591         218,264
                                                                                             ----------      ---------

COMMITMENTS AND CONTINGENCIES (Note 10)

EQUITY:
  Common stock of $0.01 par value per share.  Authorized 10,000,000 shares,
    issued and outstanding at September 30, 1998 - 4,628,750                                        46               -
  Additional paid-in capital                                                                    67,987               -
  Retained income - substantially restricted (Notes 9 and 12)                                   30,565          27,769
  Unallocated ESOP shares (Note 11)                                                             (5,369)              -
  Unrealized gain on available-for-sale securities, net of taxes (Note 9)                        2,101           1,466
                                                                                             ----------      ---------
          Total equity                                                                          95,330          29,235
                                                                                             ----------      ---------
TOTAL                                                                                        $ 304,921       $ 247,499
                                                                                             ==========      =========

See notes to consolidated financial statements.

HERITAGE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------------------
                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                             ------------------------------------------
                                                                                   1998          1997          1996
INTEREST INCOME:
  Loans                                                                           $ 15,790      $ 15,034      $ 14,038
  Investment securities and other                                                    3,882         2,289         2,310
  Mortgage-backed securities                                                           208           450           626
                                                                                  ---------     ---------     ---------
          Total interest income                                                     19,880        17,773        16,974
                                                                                  ---------     ---------     ---------

INTEREST EXPENSE:
  Deposits                                                                          12,010        12,004        11,885
  Federal Home Loan Bank borrowings                                                     -            226           327
                                                                                  ---------     ---------     ---------
          Total interest expense                                                    12,010        12,230        12,212
                                                                                  ---------     ---------     ---------

NET INTEREST INCOME                                                                  7,870         5,543         4,762

(RECOVERY OF ALLOWANCE)
   PROVISION FOR LOAN LOSSES (Note 4)                                                 (105)          337            (7)
                                                                                  ---------     ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                                        7,975         5,206         4,769
                                                                                  ---------     ---------     ---------

OTHER INCOME:
  Service charges and fees                                                             228           205           206
  Gain on sale of mortgage loans held-for-sale                                          18             6            16
 (Loss) gain on sale of investments available-for-sale                                  -            (13)            2
  Other income, net                                                                     -              4             3
                                                                                  ---------     ---------     ---------
          Total other income                                                           246           202           227
                                                                                  ---------     ---------     ---------

OTHER OPERATING EXPENSES:
  Employee compensation and benefits (Note 11)                                       1,713         1,450         1,344
  Deposit insurance premiums                                                           124           234         1,725
  Occupancy and equipment expense                                                      413           397           413
  Data processing - service bureau fees                                                134           132           129
  Office supplies, postage, printing, etc.                                             101            81            97
  Professional fees                                                                     82            56            54
  Advertising and promotions                                                            26            24            31
  Expense (income) of real estate operations                                            69          (167)         (120)
  Other                                                                                195           155           204
                                                                                  ---------     ---------     ---------
          Total other operating expenses                                             2,857         2,362         3,877
                                                                                  ---------     ---------     ---------

INCOME BEFORE INCOME TAXES                                                           5,364         3,046         1,119

PROVISION FOR INCOME TAXES (Note 9)                                                  1,929         1,094           360
                                                                                  ---------     ---------     ---------

NET INCOME                                                                         $ 3,435       $ 1,952         $ 759
                                                                                  =========     =========     =========

BASIC AND DILUTED EARNINGS PER SHARE                                                 $0.53        N/A           N/A

WEIGHTED AVERAGE SHARES OUTSTANDING                                                  4,265        N/A           N/A

See notes to consolidated financial statements.

HERITAGE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------------------------------------------------

                                                                                              NET UNREALIZED
                                                      ADDITIONAL                 UNEARNED        GAIN ON
                                             COMMON    PAID-IN     RETAINED       ESOP       AVAILABLE-FOR-SALE
                                             STOCK     CAPITAL      INCOME       SHARES       SECURITIES (1)      TOTAL
BALANCE, SEPTEMBER 30, 1995                                         $ 25,058                    $   634        $ 25,692

  Net income                                                             759                          -             759
  Change in net unrealized gain
     on available-for-sale securities                                     -                         289             289
                                                                    ---------                   ---------      --------

BALANCE, SEPTEMBER 30, 1996                                           25,817                        923          26,740

  Net income                                                           1,952                          -           1,952
  Change in net unrealized gain
     on available-for-sale securities                                     -                         543             543
                                                                    ---------                   ---------      --------

BALANCE, SEPTEMBER 30, 1997                                           27,769                      1,466          29,235

  Net income                                                           3,435                          -           3,435
  Net proceeds of common stock issued          $ 46     $ 67,930           -     $ (5,555)            -          62,421
  Shares released from ESOP                       -           57           -          186             -             243
  Dividends declared                              -            -        (639)           -             -            (639)
  Change in net unrealized gain
     on available-for-sale securities             -            -           -            -           635             635
                                              --------  ---------   ---------    ---------      ---------      --------
BALANCE, SEPTEMBER 30, 1998                    $ 46     $ 67,987    $ 30,565     $ (5,369)      $ 2,101        $ 95,330
                                              ========  =========   =========    =========      =========      =========

(1)  Net of deferred income taxes.

See notes to consolidated financial statements.

HERITAGE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
(IN THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------------
                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                               ----------------------------------------
                                                                                     1998         1997          1996
OPERATING ACTIVITIES:
  Net income                                                                        $ 3,435       $ 1,952        $ 759
  Adjustments to reconcile net income to net cash provided by operating activities:
    Deferred income taxes                                                               (72)          528         (110)
    Release of ESOP shares                                                              243             -            -
    Loss (gain) on sale of available-for-sale securities                                  -            13           (2)
    (Accretion) amortization of premium on investment and
      mortgage-backed securities                                                         (7)           30           59
    Gain on sale of loans held-for-sale                                                 (18)           (6)         (16)
    Amortization of net deferred income                                                (123)         (151)        (162)
    (Recovery of allowance) provision for loan losses                                  (105)          337           (7)
    Proceeds from the sale of loans held-for-sale                                     1,243           485          970
    Purchase of loans held-for-sale                                                       -        (1,051)           -
    Originations of loans held-for-sale                                              (1,225)         (486)        (954)
    Principal repayments on loans held-for-sale                                         195             7            -
    Depreciation on office properties and equipment                                     276           280          242
    Loss on sale of property                                                              -             -           37
    Provision for losses (recovery of allowance) on real estate acquired
      in settlement of loans                                                             28            15           (1)
    Loss (gain) on sales of real estate acquired in settlement of loans                  34          (191)        (122)
    (Increase) decrease in accrued interest receivable and other assets                 (99)          199         (194)
    (Decrease) increase in accrued interest payable and other liabilities              (359)       (1,184)       1,515
                                                                                    ---------     --------      --------
          Net cash provided by operating activities                                   3,446           777        2,014
                                                                                    ---------     --------      --------

INVESTING ACTIVITIES:
  Proceeds from maturities and calls of available-for-sale investment
    securities                                                                        4,000         8,100        6,500
  Proceeds from maturities and calls of held-to-maturity investment
    securities                                                                       16,000         8,500        7,100
  Proceeds from the sale of available-for-sale investment securities                      -         1,737        1,002
  Purchases of available-for-sale investment securities                              (1,500)         (500)      (2,504)
  Purchases of held-to-maturity investment securities                               (17,114)       (3,492)     (19,750)
  Purchases of mortgage-backed securities                                                 -             -         (499)
  Principal repayments on mortgage-backed securities                                  4,965         3,049        2,747
  Purchase of loans receivable                                                      (14,401)       (2,465)           -
  Net (increase) decrease in loans                                                   10,223        (8,424)      (4,614)
  Proceeds from sales of real estate acquired in settlement of loans                  1,080           986          232
  Capitalized costs of real estate acquired in settlement of loans                     (450)         (138)           -
  Acquisition of office properties and equipment                                       (101)          (28)        (663)
                                                                                    ---------     --------      --------
          Net cash provided by (used in) investing activities                         2,702         7,325      (10,449)
                                                                                    ---------     --------      --------

HERITAGE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                            ----------------------------------------
                                                                                 1998           1997          1996
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                         $ (9,308)      $  5,682      $ 8,257
  Net proceeds from sale of common stock                                        62,421
  Principal repayments on Federal Home Loan Bank borrowings                          -         (5,000)           -
                                                                              --------       --------      -------
          Net cash provided by financing activities                             53,113            682        8,257
                                                                              --------       --------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            59,261          8,784         (178)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  14,659          5,875        6,053
                                                                              --------       --------      -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $ 73,920       $ 14,659      $ 5,875
                                                                              ========       ========      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                  $ 11,988       $ 12,250      $12,211
                                                                              ========       ========      =======
    Income taxes                                                              $  1,815       $    553      $   650
                                                                              ========       ========      =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Transfers from loans to real estate acquired in settlement of loans         $    281       $    996      $    92
                                                                              ========       ========      =======
  Increase in net unrealized gain on available-for-sale investment
    securities                                                                $    635       $    543      $   289
                                                                              ========       ========      =======
  Sale of common stock to ESOP                                                $  5,555            N/A          N/A
                                                                              ========       ========      =======

See notes to consolidated financial statements.

HERITAGE BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION AND CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP - Heritage Bancorp, Inc. (the "Corporation") was incorporated under Delaware law in November 1997 by Heritage Federal Savings and Loan Association (the "Association") in connection with the conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, the issuance of the Association's stock to the Corporation and the offer and sale of the Corporation's common stock by the Corporation (the "Conversion").

      The Conversion was consummated by a subscription offering ("offering") of the shares of common stock of the Corporation whereby the shares were offered initially to eligible account holders, the Association's Employee Stock Ownership Plan ("ESOP"), supplemental eligible account holders and other members of the Association (collectively "subscribers"). During the offering, subscribers submitted orders for common stock along with full payment for the order in either cash, by an authorization to withdraw funds or payment from an existing deposit account at the Association upon issuance of the stock, or a combination of cash and account withdrawal. Subscription funds received in connection with the offering were placed in special escrow accounts in the Association. For those orders that were to be funded through account withdrawals, the Association placed "holds" on those accounts, restricting withdrawal of any amount which would reduce the account balance below the amount of the order. The Conversion, completed on April 6, 1998, resulted in the issuance and sale of 4.6 million shares of $0.01 par value common stock for proceeds of $69.4 million. The aggregate purchase price was determined by an independent appraisal. As the Corporation received subscriptions in excess of shares available, shares were allocated in accordance with the plan of Conversion. Sources of proceeds were as follows (in thousands of dollars):

          Subscription escrow accounts                               $ 35,204
          Deposit account withdrawals                                  28,672
          Note receivable from ESOP                                     5,555
                                                                     --------

          Gross proceeds                                             $ 69,431
                                                                     ========

      All excess subscription funds were refunded and holds on deposit accounts were released after the stock was issued.

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

      In April 1998, the Association changed its name to Heritage Federal Bank (the "Bank").

      PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank (collectively referred to herein as the "Company"). All significant intercompany balances and transfers have been eliminated in consolidation. The following is a description of the more significant accounting policies which the Company follows in preparing and presenting its consolidated statements.

      BASIS OF ACCOUNTING - The accounting and reporting policies of the Company conform to generally accepted accounting principles and, additionally, the Bank conforms to reporting practices within the savings and loan industry.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the valuation of real estate owned.

      CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, federal funds sold, overnight interest-bearing deposits and amounts due from depository institutions.

      INVESTMENT AND MORTGAGE-BACKED SECURITIES - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading" securities and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as "available-for-sale" securities and reported at fair value with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of equity. No securities have been classified as trading securities.

      Realized gains and losses on investment securities are recognized at the time of sale based upon the specific identification method.

      LOANS - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

      Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

      Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

      Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are placed on nonaccrual status if, generally, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due more than 90 days. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income in the current period. Interest income on nonaccrual loans is recognized only to the extent received in cash.

      Restructured loans are those for which concessions, such as the reduction of interest rates or deferral of interest or principal payments, have been granted due to a deterioration in the borrowers' financial condition. The difference between interest that would have been recognized under the original terms of nonaccrual and renegotiated loans and interest actually recognized on such loans was not a material amount for the years ended September 30, 1998, 1997 and 1996.

      ALLOWANCES FOR LOSSES - The Company maintains allowances for loan losses. Provisions for losses are charged to income when, in the opinion of management, losses are probable.

      The allowance for loan losses is based upon management's evaluation of the loan portfolio. The evaluation considers such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral and prior loan loss experience.

      Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company's control. Unanticipated future adverse changes in such conditions could result in material adjustments to allowances (and future results of operations).

      LOANS HELD-FOR-SALE - Loans intended for sale in the secondary market are stated at the lower of cost or estimated market value as determined by outstanding commitments from investors or current investor market yield requirements calculated on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges against income.

      OFFICE PROPERTIES AND EQUIPMENT - Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets using straight-line and accelerated methods.

      REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS - Real estate acquired in settlement of loans is initially stated at fair value at the date of foreclosure, establishing a new cost basis. Valuations are performed periodically by management and allowances for losses are established when the cost of real estate acquired in settlement of loans exceeds fair value less estimated costs to sell. Revenues, expenses and additions to the valuation allowance related to real estate acquired in settlement of loans are charged to operations.

      Fair values are based primarily on independent appraisals of market value. Recovery of estimated fair value is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control. Accordingly, these estimates are particularly susceptible to changes that could result in material adjustment in the near term.

      SAIF FUND ASSESSMENT - On September 30, 1996, legislation was enacted to recapitalize the Savings Company Insurance Fund. The effect of this legislation was to require a one-time assessment on all federally insured savings deposits, payable by November 1996. The $1.2 million assessment was accrued as a charge to earnings in the quarter ended September 30, 1996 and is included in deposit insurance premiums in the statement of income. The assessment was paid by the Company in November 1996.

      ADVERTISING COSTS - The Company expenses advertising costs as incurred.

      INCOME TAXES - Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of nontaxable income such as interest on municipal securities) and include changes in deferred income taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      EARNINGS PER SHARE - The Company's initial public offering closed on April 6, 1998. For purposes of the earnings per share ("EPS") calculations for the year ended September 30, 1998, shares issued on April 6, 1998 have been assumed to be outstanding as of April 1, 1998.

      Additionally, net income used in the calculation is for the period from April 1, 1998 through September 30, 1998.

      EPS for the years ended September 30, 1997 and 1996 are not presented because no shares were issued or outstanding during those periods.

      RECENTLY ISSUED ACCOUNTING STANDARDS - The Financial Accounting Standards Board ("FASB") recently issued four new accounting standards that will affect accounting, reporting and disclosure of financial information by the Company. Adoption of these standards is not expected to have a material impact on the financial condition or results of operations. The following is a summary of the standards and their required implementation dates:

      . SFAS No. 130, REPORTING COMPREHENSIVE INCOME - This statement establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income (including, for example, unrealized holding gains and losses on available-for-sale securities) be reported in a financial statement similar to the statement of income and retained income. The accumulated balance of other comprehensive income will be disclosed separately from retained income in the equity section of the balance sheet. This statement is effective for the Company's fiscal year beginning October 1, 1998.

      .    SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND
           RELATED INFORMATION - This statement establishes standards for the way public business enterprises report information about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Information required to be disclosed includes segment profit or loss, certain specific revenue and expense items, segment assets and certain other information. This statement is effective for the Company's fiscal year ending September 30, 1999.

      . SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required by FASB statement No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, No. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS, and No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement is effective for the Company's fiscal year ending September 30, 1999.

      . SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for interim and annual periods after September 30, 1999.

     RECLASSIFICATIONS - Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.


2.   INVESTMENT SECURITIES

     Investment securities at September 30, 1998 and 1997 are summarized as follows (in thousands of dollars):

                                                                            GROSS           GROSS
                                                          AMORTIZED      UNREALIZED      UNREALIZED       FAIR
        SEPTEMBER 30, 1998                                  COST            GAINS          LOSSES         VALUE
        Held-to-maturity - U.S. Government
          Agency obligations                               $ 17,112        $     96       $    -        $ 17,208
                                                           ========        ========       =========     ========

        Available-for-sale:
          U.S. Treasury obligations                        $  1,506        $      9       $    -        $  1,515
          U.S. Government Agency obligations                  2,000               9            -           2,009
          FHLMC common stock                                     57           3,317            -           3,374
                                                           --------        --------       ---------     --------

        Total                                              $  3,563        $  3,335       $    -        $  6,898
                                                           ========        ========       =========     ========
                                                                            GROSS           GROSS
                                                          AMORTIZED      UNREALIZED      UNREALIZED       FAIR
        SEPTEMBER 30, 1997                                  COST            GAINS          LOSSES         VALUE
        Held-to-maturity - U.S. Government
          Agency obligations                               $ 15,988        $     19       $    (53)     $ 15,954
                                                           ========        ========       =========     ========

        Available-for-sale:
          U.S. Treasury obligations                        $  2,010        $      6       $     (8)     $  2,008
          U.S. Government Agency obligations                  3,996               -            (20)        3,976
          FHLMC common stock                                     57           2,349            -           2,406
                                                           --------        --------       ---------     --------

        Total                                              $  6,063        $  2,355       $    (28)     $  8,390
                                                           ========        ========       =========     ========

     The amortized cost and fair value of debt securities at September 30, 1998, by contractual maturity, follow (in thousands of dollars):

                                                                 AVAILABLE-FOR-SALE          HELD-TO-MATURITY
                                                             -------------------------   ------------------------
                                                              AMORTIZED      FAIR          AMORTIZED       FAIR
                                                                COST         VALUE           COST         VALUE
        Due in one year or less                                $ 1,500      $ 1,500        $  2,998      $  3,007
        Due after one year through five years                    2,006        2,024          14,114        14,201
                                                               -------      -------        --------      --------

        Total                                                  $ 3,506      $ 3,524        $ 17,112      $ 17,208
                                                               =======      =======        ========      ========

     Gross realized gains on sales of available-for-sale securities were approximately $2,000 in fiscal 1996 and none for fiscal 1998 and 1997. Gross realized losses on sales of available-for-sale investment securities were $13,000 in fiscal 1997 and none in fiscal 1998 and 1996.

     Investment securities totaling $825,000 at September 30, 1998 and 1997 were pledged as collateral for public deposits.


3.   MORTGAGE-BACKED SECURITIES

     Fixed rate mortgage-backed securities are classified as held-to-maturity investments and consisted of the following types of investments (in thousands of dollars):

                                             AMORTIZED     UNREALIZED     UNREALIZED      FAIR
        SEPTEMBER 30, 1998                     COST          GAINS          LOSSES        VALUE
        FNMA                                  $   553         $   3         $   (2)      $   554
        FHLMC                                   1,142           -               (5)        1,137
                                              -------         -----         ------       -------

        Total                                 $ 1,695         $   3         $   (7)      $ 1,691
                                              =======         =====         ======       =======
                                             AMORTIZED     UNREALIZED     UNREALIZED      FAIR
        SEPTEMBER 30, 1997                     COST          GAINS          LOSSES        VALUE
        FNMA                                  $   788         $ -           $   (7)      $   781
        FHLMC                                   5,877             2            (25)        5,854
                                              -------         -----         ------       -------

        Total                                 $ 6,665         $   2         $  (32)      $ 6,635
                                              =======         =====         ======       =======

     The amortized cost and fair value of mortgage-backed securities by contractual maturity, was as follows at September 30, 1998 (in thousands of dollars):

                                                                          AMORTIZED       FAIR
                                                                             COST         VALUE
        Due in one year or less                                            $ 1,142       $ 1,137
        Due after one year through five years                                  553           554
                                                                           -------       -------

        Total                                                              $ 1,695       $ 1,691
                                                                           ========      =======

4.   LOANS RECEIVABLE

     Loans receivable consisted of the following (in thousands of dollars):

                                                                           SEPTEMBER 30,
                                                                    ----------------------------
                                                                         1998           1997
        Mortgage loans:
          Residential (1-4 family)                                    $ 173,891       $ 180,609
          Builder construction loans                                     11,261           2,601
          Commercial loans                                               14,484           8,136
        Savings account loans                                             1,077           1,419
        Home equity loans                                                 8,925           8,124
        Commercial loans                                                  2,785               -
                                                                      ---------       ---------
                  Total loans                                           212,423         200,889
        Less:
          Undisbursed portion of loans in process                       (14,514)         (6,989)
          Deferred loan origination fees                                   (360)           (363)
          Allowance for loan losses                                        (760)           (874)
                                                                      ---------       ---------

        Total                                                         $ 196,789       $ 192,663
                                                                      =========       =========

        Weighted average interest yield of loans                           8.09 %          7.93 %
                                                                           ====            ====

     Subsequent to August 9, 1989, the Company may not make loans to one borrower in excess of 15% of unimpaired capital under regulations of the Office of Thrift Supervision ("OTS"). At September 30, 1998, the Company had loans outstanding to individual borrowers ranging up to $4.8 million and was in compliance with this regulation.

     The Company sells mortgage loans in the secondary market. Generally such loans are sold without recourse and servicing is retained. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees received from investors as well as certain charges collected from borrowers, such as late payment fees. At September 30, 1998, 1997 and 1996, the Company serviced loans for others with a total balance outstanding of $4.1 million, $5.4 million and $6.0 million, respectively, and held borrowers' escrow balances in the amounts of $32,000, $41,000 and $53,000, respectively.

     The following is a reconciliation of the allowance for loan losses for the years ended September 30, 1998, 1997 and 1996 (in thousands of dollars):

                                                                             YEAR ENDED
                                                                            SEPTEMBER 30,
                                                                  --------------------------------
                                                                      1998       1997       1996
        Balance at beginning of year                                $  874     $   670     $  590
        (Recovery of allowance) provision for losses                  (105)        337         (7)
        Write-offs                                                      (9)       (133)       (28)
        Recoveries                                                       -          -         115
                                                                    ------     -------     ------
        Balance at end of year                                      $  760     $   874     $  670
                                                                    ======     =======     ======

     The total principal amount of impaired loans recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118, was immaterial at September 30, 1998 and 1997.

     Directors and officers of the Company are customers of the institution in the ordinary course of business. Deposits and loans of directors and officers have terms consistent with those offered to other customers. At September 30, 1998 and 1997, loans to officers or directors of the Company totaled approximately $503,000 and $638,000, respectively.


5.   OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized as follows (in thousands of dollars):

                                                               SEPTEMBER 30,
                                                           ---------------------
                                                              1998        1997
          Land                                              $   237     $   237
          Land improvements                                     271         271
          Office buildings                                    3,457       3,453
          Furniture, fixtures and equipment                   1,254       1,157
                                                            -------     -------
          Total                                               5,219       5,118
          Less accumulated depreciation                      (1,116)       (840)
                                                            -------     -------

          Office properties and equipment - net             $ 4,103     $ 4,278
                                                            =======     =======

6.   REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

     Real estate acquired in settlement of loans is summarized as follows (in thousands of dollars):

                                                               SEPTEMBER 30,
                                                           ---------------------
                                                              1998        1997
          Real estate acquired in settlement of loans       $   -        $  424
          Less allowance for losses                             -           (14)
                                                            -------      ------

          Total                                             $   -        $  410
                                                            =======      ======

     The changes in the allowance for losses on real estate acquired in settlement of loans consisted of the following (in thousands of dollars):

                                                                     YEAR ENDED
                                                                    SEPTEMBER 30,
                                                           -------------------------------
                                                              1998        1997      1996
          Balance at beginning of year                       $  14       $  923    $ 1,074
          Provision for losses (recovery of allowance)          28           15         (1)
          Total write-offs                                     (42)        (924)      (150)
                                                             -----       ------    -------

          Balance at end of year                             $  -        $   14    $   923
                                                             =====       ======    =======

7.   DEPOSIT ACCOUNTS

     Deposit accounts are as follows (in thousands of dollars):

                                                                                                   SEPTEMBER 30,
                                                                                             -------------------------
                                                                                                  1998        1997
          ACCOUNT TYPE

          Passbook Accounts (1998 - 2.7%; 1997 - 3.0%)                                        $   9,946     $  11,423
                                                                                              ----------    ---------
          NOW Accounts (1998 - 2.1%; 1997 - 2.0%)                                                 2,627         2,833
                                                                                              ----------    ---------
          Money Market Deposit Accounts (1998 - 3.0%; 1997 - 3.0%)                                  828           939
                                                                                              ----------    ---------
          Certificates of Deposit:
            3.01-4.00%                                                                            5,198         5,575
            4.01-5.00%                                                                            2,338         1,218
            5.01-6.00%                                                                          137,246        95,528
            6.01-7.00%                                                                           46,895        92,245
            7.01-8.00%                                                                            1,026         5,651
                                                                                              ---------     ---------
          Total certificates of deposit                                                         192,703       200,217
                                                                                              ---------     ---------

          Total                                                                               $ 206,104     $ 215,412
                                                                                              =========     =========

          Weighted average rate:
            Savings certificates                                                                   5.82 %        5.93 %
            All deposit accounts                                                                   5.62 %        5.71 %

     At September 30, 1998, deposit accounts with balances of $100,000 and greater totaled approximately $56.9 million. Deposits in excess of $100,000 are not federally insured. The Company does not accept brokered deposits.

     Maturities of certificates of deposits (in thousands of dollars):

          YEAR ENDING SEPTEMBER 30, 1998

          Maturing:
            Within 1 year                                                  $ 133,201
            After 1 but within 2 years                                        53,790
            After 2 but within 3 years                                         4,801
            After 3 but within 4 years                                           910
            After 4 but within 5 years                                             1
                                                                           ---------

          Total                                                            $ 192,703
                                                                           =========

     Interest expense by type of deposit is summarized as follows (in thousands of dollars):

                                                               YEAR ENDED SEPTEMBER 30,
                                                        ------------------------------------
                                                           1998          1997        1996
          Demand accounts:
            Passbook                                    $    304     $    340      $    362
            NOW and Money Market Accounts                     90           89            92
          Certificate accounts                            11,616       11,575        11,431
                                                        --------     --------      --------

          Total                                         $ 12,010     $ 12,004      $ 11,885
                                                        ========     ========      ========

8.   BORROWING ARRANGEMENTS WITH FEDERAL HOME LOAN BANK OF ATLANTA

     The Company had no outstanding advances from the Federal Home Loan Bank of Atlanta ("FHLB") at September 30, 1998 and 1997. The maximum amount of outstanding advances at any month-end during fiscal years 1997 and 1996 was $5,000,000. The average balance outstanding for such years was approximately $3,082,000 and $5,000,000, respectively. The weighted average interest rate during fiscal years 1997 and 1996 was 7.33% and 6.54%, respectively. The Company had no advances during fiscal 1998.

     The Company pledged as collateral for these borrowings its FHLB stock and has entered into blanket collateral agreements with the FHLB whereby the Company maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances, when discounted at 75% of the unpaid principal balances, of at least 100% of total advances.

     Additionally, the Company may borrow under various line of credit programs with the FHLB. Any amounts advanced to the Company under these programs are secured by the Company's investment securities and bear interest at an adjustable rate with interest payable monthly. At September 30, 1998 and 1997, the Company had no amounts outstanding with the FHLB under these lines of credit.


9.   INCOME TAXES

     The tax effects of significant items comprising the Company's net deferred tax liability as of September 30, 1998 and 1997 are as follows (in thousands of dollars):

                                                                                                       SEPTEMBER 30,
                                                                                                   ---------------------
                                                                                                     1998        1997
          Deferred tax assets:
            Allowance for loan losses                                                              $   260     $   355
            Deferred loan fees                                                                          23           4
            Difference between book and tax compensation under the ESOP                                 34           -
            Difference between book and tax basis of fixed assets                                        -           7
            Other                                                                                       62           9
                                                                                                   -------      ------
                  Total                                                                                379         375
                                                                                                   -------      ------

          Deferred tax liabilities:
            Difference between book and tax basis of Federal Home Loan
              Bank stock                                                                               336         336
            Unrealized gain on investments available-for-sale                                        1,234         861
            Difference between book and tax basis of fixed assets                                       44           -
            Recapture of tax basis bad debt reserve arising after December 31, 1987                    214         326
                                                                                                   -------     -------
                  Total                                                                              1,828       1,523
                                                                                                   -------     -------

          Net deferred tax liability                                                               $ 1,449     $ 1,148
                                                                                                   =======     =======

     The net deferred tax liability at September 30, 1998 and 1997 is included in "other liabilities" in the balance sheet.

     The provision for income taxes is summarized as follows (in thousands of dollars):

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                         --------------------------------------
                                                                               1998        1997         1996
          Current provision:
            Federal                                                         $  1,842     $   553      $    470
            State                                                                159          13             -
                                                                            --------     -------      --------

          Total current                                                        2,001         566           470
                                                                            --------     -------      --------

          Deferred (benefit) provision:
            Federal                                                              (61)        443           (93)
            State                                                                (11)         85           (17)
                                                                            --------     -------      --------

          Total deferred                                                         (72)        528          (110)
                                                                            --------     -------      --------

          Total provision for income taxes                                  $  1,929     $ 1,094      $    360
                                                                            ========     =======      ========

     No valuation allowance on deferred tax assets has been established as management believes that the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income.

     In years ended September 30, 1996 and prior, the Company was allowed under the Internal Revenue Code to deduct, subject to certain conditions, an annual addition to a reserve for bad debts ("reserve method") in determining taxable income. Legislation enacted in August 1996 repealed the reserve method effective for the Company beginning with the fiscal year ended September 30, 1997. Under the legislation, the Company will be allowed to deduct actual bad debt charge-offs ("charge-off method") in determining taxable income. The income tax deduction under the reserve method has been historically greater than the provision for loan losses recorded for financial accounting purposes. The income tax deduction under the charge-off method for the year ended September 30, 1997 was less than the provision for loan losses recorded for financial accounting purposes.

     Deferred income taxes have been provided on differences between the bad debt reserve for tax purposes determined under the formerly used reserve method and the loan loss allowance for financial accounting purposes only to the extent of differences arising subsequent to December 31, 1987. Under the legislation previously mentioned, the Company was required to recapture the post-1987 tax bad debt reserve of approximately $805,000 into expense over a six-year period beginning with the fiscal year ended September 30, 1997. Since a deferred tax liability has been provided on this difference, the recapture will have no impact on equity or results of operations.

     Retained earnings as of September 30, 1998 includes approximately $4.9 million representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. These reserves may be included in taxable income if the Company pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Company.

Income taxes differed from amounts computed by applying the statutory federal rate of 34% to income before income taxes as follows (in thousands of dollars):

                                                                           YEARS ENDED SEPTEMBER 30,
                                                                       ----------------------------------
                                                                            1998         1997       1996
         Tax at statutory federal income tax rate (34%)                    $ 1,824     $ 1,036    $  380
         Increase (decrease) resulting from:
           State income taxes                                                   98          66       (11)
           Other - net                                                           7          (8)       (9)
                                                                           -------     -------    ------

         Total                                                             $ 1,929     $ 1,094    $  360
                                                                           =======     =======    ======

         Effective rate                                                       36.0%       35.9%     32.1%



10.  COMMITMENTS AND CONTINGENCIES

     LOAN COMMITMENTS - Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments extend over various periods of time with the majority of such commitments disbursed within a ninety day period. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Commitments to extend credit at fixed rates exposes the Company to some degree of interest rate risk. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type or amount of collateral obtained varies and is based on management's credit evaluation of the potential borrower. At September 30, 1998, the Company had loan commitments, excluding undisbursed portions of interim construction loans, of approximately $1.1 million.

     At September 30, 1998, the Company had approved home equity lines of credit approximating $16.8 million, of which approximately $8.9 million was in use and approximately $7.9 million was available for use.

     The Company leases various property and equipment. The effect of these leases on the financial position or results of operations is insignificant.

     The Company has no additional financial instruments with off-balance sheet risk.

     POTENTIAL IMPACT OF CHANGES IN INTEREST RATES - The Company's profitability depends to a large extent on its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits. Like most financial institutions, the Company's short-term interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. The Company's interest earning assets consist primarily of long-term, fixed rate and adjustable rate mortgage loans and investments which adjust more slowly to changes in interest rates than its interest bearing liabilities which are deposits. Accordingly, the Company's earnings could be affected adversely during periods of rising interest rates.

     LITIGATION - The Company is involved in legal actions in the normal course of business. Management, based on advice of counsel, does not expect any material losses from current litigation.

     CONCENTRATIONS OF CREDIT RISK - The Company's business activity is principally with customers located in South Carolina. Except for residential loans in the Company's market area, the Company has no other significant concentrations of credit risk.

     EMPLOYMENT AND SEVERANCE AGREEMENT - Both the Corporation and the Bank have entered into an employment agreement with J. Edward Wells, Chief Executive Officer. The employment agreement establishes the duties and compensation of Mr. Wells and has been executed in order to ensure a stable and competent management base. The employment agreement provides for an initial term of three years. The Board of Directors may agree after conducting a performance evaluation of the executive, to extend an employment agreement on each anniversary date for an additional year. The employment agreement generally provides for the continued payment of specified compensation and benefits for the remaining term of the agreement after Mr. Wells is terminated, unless the termination is for "cause" as defined in the employment agreement. Additionally, the employment agreements provide for severance payments if employment is terminated following a change in control in the amount of 2.99 times the average annual compensation paid during the five years immediately preceding the change in control to the respective executive.

     SEVERANCE AGREEMENTS - The Bank and the Corporation have entered into severance agreements with four senior officers ("officers") (none of whom have entered into employment agreements) with an initial term of two years. The Board of Directors may agree after conducting a performance evaluation of the officers, to extend an employment agreement on each anniversary date for an additional year. The severance agreements provide for severance payments in the amount of 2 times annual salary during the 12-month period preceding the change in control in connection with termination or other specified actions in the event of a change in control of the Company.

     EMPLOYEE SEVERANCE COMPENSATION PLAN ("SEVERANCE PLAN") - In general, all employees (except for executives and officers who have entered into separate employment or severance agreements) are eligible to participate in the Severance Plan. Under the Severance Plan, employees terminated within 12 months of a change in control are entitled to a severance benefit up to 52 weeks of their current compensation based upon length of service.


11.  BENEFIT PLANS

     PENSION PLAN/401(K) PLAN - The Company has a noncontributory money purchase pension plan covering substantially all full-time employees over the age of twenty-one who have completed six months of continuous employment with the Company at the anniversary date of the plan. Pension costs are computed by multiplying eligible participants' annual salaries by ten percent. Amounts credited to participants' accounts vest (become nonforfeitable) as follows:

     .    Twenty percent of the account balance after three years of service

     . Twenty percent each year thereafter, until fully vested at the completion of seven years of service.

     The Company provides additional retirement benefits by means of a 401(k) plan for substantially all employees over the age of twenty-one who have completed six months of employment. Under the plan, employees may defer from 1% to 10% of their compensation to be contributed to the plan. The Company is allowed to make discretionary contributions, subject to certain limitations. Participants are 100% vested upon participation in the plan.

     Total expense under both retirement plans for the years ended September 30, 1998, 1997 and 1996 was approximately $67,000, $151,000 and $156,000, respectively.

     The Company provides no other post-employment benefits.

     EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP") - The ESOP is a noncontributory retirement plan adopted by the Company effective January 1, 1997 that includes all employees who meet minimum eligibility requirements. The ESOP acquired 370,000 shares of the Corporation's common stock in the Conversion at a price of $15 per share with proceeds of a loan from the Corporation in the amount of approximately $5.6 million. The Bank makes periodic cash contributions to the ESOP in an amount sufficient for the ESOP to make the scheduled payments under the note payable to the Corporation.

     The note payable has a term of 15 years, bears interest at 8.5% and requires a level quarterly payment of principal and interest of approximately $165,000. The note is collateralized by the shares of common stock held by the ESOP. As the note is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released from collateral are then allocated to participants based upon compensation. Compensation expense is determined by multiplying the per share market price of the Corporation's stock at the time the shares are committed to be released by the number of shares to be released. Any difference between the value of the released shares at market and cost is recorded as an addition or deduction to additional paid-in capital. The Company recognized approximately $243,000 in compensation expense in the year ended September 30, 1998 related to the ESOP of which approximately $186,000 reduced the cost of unallocated ESOP shares and $57,000 increased additional paid-in capital on the balance sheet.

     The cost of the unallocated shares is reflected as a reduction of equity. Unallocated shares are considered neither outstanding shares for computation of basic earnings per share nor potentially dilutive securities for computation of diluted earnings per share. Dividends on unallocated ESOP shares are reflected as a reduction in the note payable (and the Bank's contribution reduced accordingly).

     Shares released or committed to be released for allocation during the year ended September 30, 1998 totaled 12,342. Shares remaining not released or committed to be released for allocation at September 30, 1998 totaled 357,658 and had a market value of approximately $6.2 million.


12.  EQUITY

     LIQUIDATION ACCOUNT - At the time of Conversion, the Bank established a liquidation account totaling approximately $29.8 million for the benefit of eligible account holders as of June 30, 1996 and December 31, 1997 who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held before any distribution may be made to the Corporation with respect to the Bank's capital stock.

     DIVIDENDS - The Corporation's sources of income and funds for dividends to its stockholders are earnings on its investments and dividends from the Bank. The Corporation is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, the Bank's primary regulator, the Office of Thrift Supervision ("OTS"), has regulations that impose certain restrictions on payment of dividends to the Corporation. The Corporation was dependent on dividends from the Bank to support the level of dividends declared by the Corporation during the year ended September 30, 1998. Current regulations of the OTS allow the Bank (based upon its current capital level and supervisory status assigned by the OTS) to pay a dividend of up to 100% of net income to date during the calendar year plus 50% of its surplus capital existing at the beginning of the calendar year. Supervisory approval is not required, but 30 days prior notice to the OTS is required. Any capital distribution in excess of this amount would require supervisory approval. Capital distributions are further restricted should the Bank's capital level fall below the full phased-in capital requirements of the OTS. In no case will the Bank be allowed to make a capital distribution in excess of the balance of the liquidation account. The Bank declared dividends to the Corporation amounting to $694,000 in the year ended September 30,1998.

     REGULATORY CAPITAL REQUIREMENTS - The Corporation is not subject to any regulatory capital requirements. However, the Bank is subject to various regulatory capital requirements administered by the federal financial institution regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Under regulations of the OTS, the Company must satisfy certain minimum capital requirements, including a leverage capital requirement (expressed as a ratio of core or Tier I capital to adjusted total assets) and risk-based capital requirements (expressed as a ratio of core or Tier I capital and total capital to total risk-weighted assets). As an OTS regulated institution, the Bank also is subject to a minimum tangible capital requirement (expressed as a ratio of tangible capital to adjusted total assets). In measuring compliance with all three capital standards, institutions must deduct from their capital (with several exceptions primarily for mortgage banking subsidiaries and insured depository institution subsidiaries) their investments in, and advances to, subsidiaries engaged (as principal) in activities not permissible for national banks, and certain other adjustments. Management believes, as of September 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

     As of September 30, 1998 and 1997, the most recent respective notifications from the OTS classified the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management believes that there are no conditions or events that would have changed the Bank's category since the most recent notification.

The following is a reconciliation of the Bank's equity reported in the financial statements under generally accepted accounting principles to OTS regulatory capital requirements (in thousands of dollars):

                                                                         TANGIBLE           CORE        RISK-BASED
                                                                          CAPITAL          CAPITAL        CAPITAL
     SEPTEMBER 30, 1998
     Total equity of the Bank                                            $ 60,878         $ 60,878       $ 60,878
     General allowance for loan losses                                          -                -            750
     Net unrealized gain on available-for-sale securities                  (2,101)          (2,101)        (2,101)
                                                                         --------         --------       --------

     Regulatory Capital                                                  $ 58,777         $ 58,777       $ 59,527
                                                                         ========         ========       ========

     SEPTEMBER 30, 1997
     Total equity of the Association                                     $ 29,235         $ 29,235       $ 29,235
     General allowance for loan losses                                          -                -            750
     Net unrealized gain on available-for-sale securities                  (1,466)          (1,466)        (1,466)
                                                                         --------         --------       --------

     Regulatory Capital                                                  $ 27,769         $ 27,769       $ 28,519
                                                                         ========         ========       ========

The Bank's actual and required capital amounts and ratios are summarized as follows (in thousands of dollars):

                                                                                                                 TO BE WELL
                                                                                                              CAPITALIZED UNDER
                                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                                          ACTUAL                  ADEQUACY PURPOSES           ACTION PROVISIONS
                                                    -------------------      -------------------------     ----------------------
                                                    AMOUNT        RATIO      AMOUNT             RATIO      AMOUNT        RATIO
     SEPTEMBER 30, 1998
      Tangible Capital (to adjusted-total assets)   $ 58,777      19.4%      $   4,541           1.5%       No Requirement
      Tier I Capital (to adjusted-total assets)     $ 58,777      19.4%      $   9,083           3.0%      $ 15,138         5.0%
      Tier I Capital (to risk-weighted assets)      $ 58,777      40.3%          No Requirement            $  8,760         6.0%
      Total Capital (to risk-weighted assets)       $ 59,527      40.8%      $  11,681           8.0%      $ 14,601        10.0%

     SEPTEMBER 30, 1997
      Tangible Capital (to adjusted-total assets)   $ 27,769      11.3%      $   3,690           1.5%       No Requirement
      Tier I Capital (to adjusted-total assets)     $ 27,769      11.3%      $   7,381           3.0%      $ 12,302         5.0%
      Tier I Capital (to risk-weighted assets)      $ 27,769      22.7%          No Requirement            $  7,346         6.0%
      Total Capital (to risk-weighted assets)       $ 28,519      23.3%      $   9,796           8.0%      $ 12,245        10.0%

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of fair value information regarding financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate a value. The stated and estimated fair value amounts of the Company's financial instruments, as of September 30, 1998 and 1997, are summarized below (in thousands of dollars):

                                                                  1998                           1997
                                                      -----------------------------   -----------------------------
                                                          STATED       ESTIMATED         STATED       ESTIMATED
          ASSETS                                          AMOUNT      FAIR VALUE         AMOUNT       FAIR VALUE
          Cash and cash equivalents                     $  73,920     $  73,920        $  14,659      $  14,659
          Mortgage-backed securities                        1,695         1,691            6,665          6,635
          Investment securities                            24,010        24,106           24,378         24,344
          Loans receivable, net                           196,789       201,342          192,663        196,037
          Loans held-for-sale                                 849           869            1,045          1,065
          Federal Home Loan Bank stock                      2,042         2,042            2,042          2,042
          Accrued interest receivable                       1,335         1,335            1,242          1,242
                                                        ---------     ---------        ---------      ---------

                                                        $ 300,640     $ 305,305        $ 242,694      $ 246,024
                                                        =========     =========        =========      =========

          LIABILITIES

          Interest bearing demand deposits              $   9,946     $   9,946        $  11,423      $  11,423
          Money market accounts                               828           828              939            939
          NOW accounts                                      2,627         2,627            2,833          2,833
          Certificates of deposit                         192,703       194,174          200,217        200,832
          Accrued interest payable                            359           359              338            338
                                                        ---------     ---------        ---------      ---------

                                                        $ 206,463     $ 207,934        $ 215,750      $ 216,365
                                                        =========     =========        =========      =========

     The Company had off-balance sheet financial commitments, which include commitments to originate loans, undisbursed portions of interim construction loans and unused lines of credit (see Note 10). Since these commitments are based on current rates, the commitment amount is considered to be a reasonable estimate of fair value.

     Estimated fair values were determined using the following methods and assumptions:

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents have maturities of three months or less and, accordingly, the carrying amounts of such instruments are deemed to be reasonable estimates of fair value.

     MORTGAGE-BACKED SECURITIES AND INVESTMENT SECURITIES - Fair values are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     LOANS RECEIVABLE, NET - Fair values for loans are estimated by segregating the portfolio by type of loan and discounting scheduled cash flows using current market interest rates for loans with similar terms, reduced by an estimate of credit losses inherent in the portfolio.

     LOANS HELD-FOR-SALE - Loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate loan basis.

     FEDERAL HOME LOAN BANK STOCK - Investment in stock of the FHLB is required by law for every federally insured savings institution. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the carrying amount is deemed to be a reasonable estimate of fair value.

     DEPOSITS - As required by SFAS No. 107, fair values for demand deposits, money market accounts and savings accounts are the amounts payable on demand as of the reporting date (i.e., their stated amounts). The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.

     ACCRUED INTEREST RECEIVABLE AND PAYABLE - The stated amounts of accrued interest receivable and payable approximate the fair value.

     LIMITATIONS - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, a significant asset not considered a financial asset is premises and equipment. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

14.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

     The following condensed balance sheet, as of September 30, 1998 and condensed statements of income and cash flows for the period from April 6, 1998 (date of incorporation) to September 30, 1998 for Heritage Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto (in thousands of dollars):

           BALANCE SHEET

           ASSETS

           Cash and cash equivalents                                          $ 28,953
           Investment in subsidiary                                             60,933
           Note receivable                                                       5,453
           Other assets                                                            773
                                                                              --------
             Total                                                            $ 96,112
                                                                              ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

           Dividend payable                                                   $    694
           Income taxes payable                                                     88
           Shareholders' equity                                                 95,330
                                                                              --------
             Total                                                            $ 96,112
                                                                              ========

           STATEMENT OF INCOME

           Interest income                                                    $    724
           Dividend income from bank                                               694
                                                                              --------
           Total income                                                          1,418
                                                                              --------
           Provision for income taxes                                              273
           Equity in earnings of subsidiary                                     (1,115)
                                                                              --------
           Net income                                                         $  2,260
                                                                              ========

           STATEMENT OF CASH FLOWS

           Operating activities:
             Net income                                                       $  2,260
             Adjustments to reconcile net income to
               cash provided by operating activities:
               Equity in earnings of subsidiary                                 (1,115)
               Increase in other assets                                           (773)
               Increase in income taxes payable                                     88
                                                                              --------
           Net cash provided by operating activities                               460
                                                                              --------
           Investing activities:
             Purchase of capital stock of subsidiary                           (34,029)
             Principal payments on ESOP loan receivable                            101
                                                                              --------
           Net cash used in investing activities                               (33,928)
                                                                              --------
           Financing activities - net proceeds from sale of common stock        62,421
                                                                              --------
           Net increase in cash and cash equivalents                            28,953
           Cash and cash equivalents at beginning of period                         -
                                                                              --------
           Cash and cash equivalents at end of period                         $ 28,953
                                                                              ========

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized unaudited quarterly operating results for the years ended September 30, 1998 and 1997 are as follows (in thousands, except per share data):

                                                                        FIRST       SECOND      THIRD      FOURTH
          SEPTEMBER 30, 1998                                           QUARTER     QUARTER     QUARTER     QUARTER
          Interest income                                              $ 4,512     $ 4,794     $ 5,223     $ 5,351
          Interest expense                                               3,118       3,178       2,826       2,888
                                                                       -------     -------     -------     -------
          Net interest income                                            1,394       1,616       2,397       2,463
          Provision for loan losses (recovery of allowance)                  0        (115)          0          10
                                                                       -------     -------     -------     -------
          Net interest income after provision for loan losses            1,394       1,731       2,397       2,453
          Other income                                                      48          57          81          60
          Other expense                                                    588         777         714         778
                                                                       -------     -------     -------     -------
          Income before income taxes                                       854       1,011       1,764       1,735
          Provision for income taxes                                       330         360         655         584
                                                                       -------     -------     -------     -------
          Net income                                                   $   524     $   651     $ 1,109     $ 1,151
                                                                       =======     =======     =======     =======
          Basic and diluted earnings per share (1)                     $  0.00     $  0.00     $  0.26     $  0.27
          Weighted average shares outstanding (1)                            0           0       4,262       4,268

                                                                        FIRST       SECOND      THIRD      FOURTH
          SEPTEMBER 30, 1998                                           QUARTER     QUARTER     QUARTER     QUARTER
          Interest income                                              $ 4,431     $ 4,377     $ 4,522     $ 4,443
          Interest expense                                               3,096       3,030       3,042       3,062
                                                                       -------     -------     -------     -------
          Net interest income                                            1,335       1,347       1,480       1,381
          Provision for loan losses                                          0          21          40         276
                                                                       -------     -------     -------     -------
          Net interest income after provision for loan losses            1,335       1,326       1,440       1,105
          Other income                                                      54          50          35          63
          Other expense                                                    581         537         598         646
                                                                       -------     -------     -------     -------
          Income before income taxes                                       808         839         877         522
          Provision for income taxes                                       310         296         311         177
                                                                       -------     -------     -------     -------
          Net income                                                   $   498     $   543     $   566     $   345
                                                                       =======     =======     =======     =======

     (1) Heritage Bancorp, Inc.'s initial public offering closed on April 6, 1998. For purposes of earnings per share calculations for the third quarter, shares issued on April 6, 1998 have been assumed to be outstanding as of April 1, 1998.

16.  SUBSEQUENT EVENTS (UNAUDITED)

     On November 17, 1998, the Company announced its intention to repurchase up to 231,438 shares, or 5% of its common stock.



                                  **********