Form 10-Q
period 1998-12-31
HERITAGE BANCORP INC /SC/
filed 1999-02-11
CIK 1050884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1998.

     or

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from .................. to
     ...............

     Commission File Number: 1-13823
                             --------

                             HERITAGE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                      58-2356162
 ..............................                   ..............................
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

               201 West Main Street, Laurens, South Carolina 29360
 ................................................................................
                    (Address of principal executive offices)

                                 (864) 984-4581
 ................................................................................
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock Outstanding: 4,421,630 at February 5, 1999.

                                Table of Contents


Part I.       Financial Information                                                                   Page
-------       ---------------------
Item 1.       Financial Statements (unaudited)

              Consolidated Balance Sheets at December 31, 1998 and September 30, 1998                    1

              Consolidated Statements of Income for the Three Month Periods Ended
              December 31, 1998 and 1997                                                                 2

              Consolidated Statements of Cash Flows for the Three Month Periods
              Ended December 31, 1998 and 1997                                                         3-4

              Notes to Consolidated Financial Statements                                               5-6

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                   7-9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                 9

Part II.      Other Information                                                                       9-10

SIGNATURES                                                                                              11

EXHIBITS                                                                                             12-13


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                             HERITAGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)
                                   (Unaudited)


ASSETS                                                                                              December 31,       September 30,
                                                                                                        1998               1998
Cash                                                                                                 $   1,929            $   1,917
Federal funds sold and overnight interest-bearing deposits                                              67,280               72,003
                                                                                                     ---------            ---------
          Total cash and cash equivalents                                                               69,209               73,920
Investment securities:
  Held-to-maturity - at amortized cost (market value:
    December 31, 1998 - $11,152; September 30, 1998 - $17,208)                                          11,111               17,112
  Available-for-sale - at fair value (amortized cost:
    December 31, 1998 - $6,062; September 30, 1998 - $3,563)                                            10,403                6,898
Mortgage-backed securities - held to maturity - at amortized cost
  (market value:  December 31, 1998 - $398; September 30
  1998 - $1,691)                                                                                           400                1,695
Loans receivable - net                                                                                 204,435              196,789
Loans held-for-sale - at lower of cost or market (market value:
  December 31, 1998 - $730; September 30, 1998 - $869)                                                     710                  849
Office properties and equipment - net                                                                    4,103                4,103
Federal Home Loan Bank Stock - at cost                                                                   2,042                2,042
Accrued interest receivable                                                                              1,341                1,335
Other assets                                                                                               135                  178
                                                                                                     ---------            ---------
TOTAL ASSETS                                                                                         $ 303,889            $ 304,921
                                                                                                     =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposit accounts                                                                                   $ 207,141            $ 206,104
  Accrued interest on deposit accounts                                                                     297                  359
  Other liabilities                                                                                      3,144                3,128
                                                                                                     ---------            ---------
          Total liabilities                                                                            210,582              209,591
                                                                                                     ---------            ---------

STOCKHOLDERS' EQUITY:
  Common stock of .01 par value per share.  Authorized
     10,000,000 shares: issued 4,628,750 at December 31, 1998
     and September 30, 1998; outstanding: 4,446,630 and 4,628,750
     at December 31, 1998 and September 30, 1998, respectively                                              46                   46
  Additional paid in capital                                                                            68,008               67,987
  Unallocated shares                                                                                    (5,276)              (5,369)
  Treasury stock - at cost (182,120 shares at December 31, 1998)                                        (3,736)
  Retained income - substantially restricted                                                            31,530               30,565
  Accumulated other comprehensive income                                                                 2,735                2,101
                                                                                                     ---------            ---------
          Total stockholders' equity                                                                    93,307               95,330
                                                                                                     ---------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $ 303,889            $ 304,921
                                                                                                     =========            =========

See notes to consolidated financial statements.

                             HERITAGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands of Dollars, Except Per Share Data)
                                   (Unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                     ---------------------------
                                                        1998           1997

INTEREST INCOME:
  Interest on loans                                  $     4,079    $     3,874
  Investment securities and other                          1,279            562
  Mortgage-backed securities                                  12             76
                                                     -----------    -----------
          Total interest income                            5,370          4,512
                                                     -----------    -----------
INTEREST EXPENSE:
  Deposits                                                 2,870          3,118
                                                     -----------    -----------
          Total interest expense                           2,870          3,118
                                                     -----------    -----------
NET INTEREST INCOME                                        2,500          1,394

PROVISION FOR LOAN LOSSES
  (RECOVERY OF ALLOWANCE)                                     75             --
                                                     -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                              2,425          1,394
                                                     -----------    -----------
OTHER INCOME:
  Service charges and fees                                    46             49
  Gain on sale of mortgage loans held-for sale                20
  Other income (expense), net                                 (1)            (1)
                                                     -----------    -----------
          Total other income                                  65             48
                                                     -----------    -----------
OTHER OPERATING EXPENSES:
  Employee compensation and benefits                         535            323
  Deposit insurance premiums                                  45             33
  Occupancy and equipment expense                            105            104
  Data processing - service bureau fees                       67             33
  Office supplies, postage, printing, etc                     22             17
  Professional fees                                           69             17
  (Income) expense of real estate operations                   1             26
  Other                                                      133             35
                                                     -----------    -----------
          Total other operating expenses                     977            588
                                                     -----------    -----------

INCOME BEFORE INCOME TAXES                                 1,513            854

PROVISION FOR INCOME TAXES                                   548            330
                                                     -----------    -----------
NET INCOME                                           $       965    $       524
                                                     ===========    ===========

Basic and Diluted Earnings per Share                 $      0.23            N/A
Weighted average shares outstanding                    4,250,218            N/A

See notes to consolidated financial statements.

                             HERITAGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                                             Three Months Ended
                                                                                                                 December 31,
                                                                                                         ---------------------------
                                                                                                            1998               1997
OPERATING ACTIVITIES:
  Net income                                                                                             $   965            $   524
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Deferred income tax benefit                                                                              (49)                (2)
    Accretion (amortization) of discount (premium) on
      investment and mortgage-backed securities                                                                1                 (2)
    Amortization of net deferred income                                                                      (30)               (31)
    Provision for loan losses                                                                                 75                 --
    Origination of loans held for sale                                                                      (873)               (85)
    Principal repayments on loans held-for sale                                                              139                 27
    Gain on sale of loans                                                                                    (20)                --
    Proceeds from the sale of loans held-for-sale                                                            893                 85
    Depreciation on office properties and equipment                                                           69                 71
    Allocation of ESOP shares                                                                                114                 --
    Provision for losses on real estate acquired in settlement of loans                                       --                 14
    Loss on sales of real estate acquired in settlement of loans                                              --                  9
    (Increase) decrease in accrued interest receivable and other assets                                       37               (132)
    Increase (decrease) in accrued interest payable and other liabilities                                   (369)                24
                                                                                                         -------            -------
          Net cash provided by operating activities                                                          952                502
                                                                                                         -------            -------

INVESTING ACTIVITIES:
  Proceeds from maturities and calls of available-for-sale investment securities                           1,500                 --
  Proceeds from maturities and calls of held-to-maturity investment securities                             6,000              2,750
  Purchases of held-to-maturity investment securities                                                         --             (3,500)
  Purchase of available-for-sale investment securities                                                    (4,000)                --
  Principal repayments on mortgage-backed securities                                                       1,296              1,558
  Net loan (originations) and principal payments on loans                                                 (7,691)               497
  Proceeds from sales of real estate acquired in settlement of loans                                          --                206
  Capitalized costs of real estate acquired in settlement of loans                                            --               (308)
  Acquisition of office properties and equipment                                                             (69)                (9)
                                                                                                         -------            -------
          Net cash provided by (used in) investing activities                                             (2,964)             1,194
                                                                                                         -------            -------

                             HERITAGE BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                       December 31,
                                                                                               ----------------------------
                                                                                                  1998               1997
FINANCING ACTIVITIES:
  Net increase in deposits                                                                        1,037               3,818
   Purchase of treasury stock                                                                    (3,736)                 --
                                                                                               --------            --------
          Net cash provided by (used in) financing activities                                    (2,699)              3,818
                                                                                               --------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (4,711)              5,514

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 73,920              14,659
                                                                                               --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 69,209            $ 20,173
                                                                                               ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
     Interest                                                                                  $  2,214            $  3,078
                                                                                               --------            --------
     Income taxes                                                                              $    195            $     10
                                                                                               --------            --------

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
     Transfers from loans to real estate acquired in settlement of loans                       $     --            $    183
                                                                                               --------            --------
     Increase in net unrealized gain on available-for-sale investment securities               $    634            $    128
                                                                                               --------            --------


See notes to consolidated financial statements.

                             HERITAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     Heritage Bancorp, Inc. (the "Company") was incorporated under Delaware law in November 1997 for the purpose of becoming the holding company for Heritage Federal Bank (the "Bank") upon the Bank's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings bank (the "Conversion"). The Conversion was completed on April 6, 1998 through the sale and issuance of 4,628,750 shares of common stock by the Company.

     The accompanying consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1999. These unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1998, contained in the Company's Form 10-K for the fiscal year ended September 30, 1998.

2.   EARNINGS PER SHARE

     Earnings per share has been computed for the quarter ended December 31, 1998 based upon weighted average common shares outstanding of 4,250,218. Earnings per share for the prior period is not presented as there was no common stock issued or outstanding.

3.   SHARES REPURCHASES

     During the quarter ended December 31, 1998 the Company purchased 182,120 shares of its common stock at an average price of $20.52 per share.

4.   COMPREHENSIVE INCOME

     Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of this Statement. Comprehensive income is the change in the Company's equity during the period from transactions and other event and circumstances. Comprehensive income is divided into net income and other comprehensive income. The Company's "other comprehensive income" for the three months ended December 31, 1998 and 1997 and the "accumulated other comprehensive income" as of December 31, 1998 and 1997 are comprised solely of unrealized gains on investment securities available-for-sale.

     Comprehensive income for the three month periods ended December 31, 1998 and 1997 is as follows (in thousands):

                                                              Three Months Ended
                                                                 December 31,
                                                             -------------------
                                                               1998         1997
                                                             -------------------

Net Income                                                   $  965       $  524

Other comprehensive income -
  Unrealized gains on investment
  securities available-for-sale arising
  during the period, net of income taxes                        634          294
                                                             -------------------
Total comprehensive income                                   $1,599       $  818
                                                             ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain "forward-looking statements" concerning the future operations of Heritage Bancorp, Inc. We have used forward-looking statements to describe future plans and strategies, including expectations of our future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in our market area and the country as a whole, our ability to control costs and expenses, competitive products and pricing, loan delinquency rates, changes in federal and state regulation, and the impact of year 2000 issues. These factors should be considered in evaluating the forward-looking statements contained in this report and undue reliance should not be placed on such statements.

Comparison of Financial Condition at December 31, 1998 and September 30, 1998

Total assets decreased $1.0 million, or 0.3% during the first three months of fiscal 1999 to $303.9 million. The decrease resulted primarily from decreases in cash and cash equivalents of $4.7 million, investment securities of $2.5 million, and mortgage-backed securities of $1.3 million offset by an increase in loans receivable of $7.6 million. Following the strategy begun in 1997, management continued to increase investment in loans and decrease investment in mortgage-backed securities since loans offer the Company the opportunity to earn higher yields. Mortgage-backed securities decreased to $0.4 million as a result of prepayments. The Company used cash on hand and the cash generated by the reduction in its investment and mortgage-backed securities portfolios to fund loan growth and the repurchase of $3.7 million in treasury shares.

Deposit accounts decreased $1.0 million, or 0.5%, during the first three months of fiscal 1999 to $207.1 million. Total equity decreased $2.0 million, or 2.1%, to $93.3 million at December 31, 1998 from $95.3 million at September 30, 1998. The decrease was primarily a result of the Company's repurchase of $3.7 million shares in the open market offset by net income of $965,000 and an increase of $634,000 in the unrealized gain on available-for-sale securities.

Non-accrual loans increased $330,000 to $1,117,000 at December 31, 1998 from $787,000 at September 30, 1999. At December 31, 1998, total non-accrual loans accounted for 0.5% of net loans receivable up from 0.4% as of September 30, 1998. The increase in non-accrual loans is chiefly due to retaining several loans that would normally have been foreclosed and transferred to real estate owned. These loans were paid in full by other lenders in January and February 1999.

Comparison of Operating Results for the Three Months Ended December 31, 1998 and 1997

General. Net income increased $441,000, or 84.2%, to $965,000 for the three months ended December 31, 1998 from $524,000 for the three months ended December 31, 1997. The increase in net income was primarily the result of an increase in interest income and a decrease in interest expense offset by an increase in other operating expenses and in the provision for income taxes.

Net Interest Income. Net interest income increased $1.1 million to $2.5 million for the three months ended December 31, 1998 from $1.4 million for the three months ended December 31, 1997. The Company's interest rate spread decreased 9 basis points to 1.61% for the three month ended December 31, 1998 from 1.70% for the three months ended December 31, 1997 as the Company experienced a 26 basis point decrease in the yield on its interest-earning assets and a 18 basis point decrease in the cost of its interest-bearing liabilities.

Total interest income increased $858,000, or 19.0%, to $5.4 million for the three months ended December 31, 1998 from $4.5 million for the three months ended December 31, 1997 as a result of the increase in the average balances of interest-earning assets to $298.2 million from $241.8 million. The increase in interest-earning assets offset the decrease in average yield to 7.20% from 7.46%. The increase in interest-earning assets was due primarily to funds received from the proceeds of the initial public offering. The decrease in average yield is attributable to the decrease in prevailing market rates since the quarter ended December 31, 1997 and to the effect of investing the proceeds of the public offering in cash and cash equivalents.

Interest expense on deposits decreased $248,000, or 8.0%, to $2.9 million for the three months ended December 31, 1998 from $3.1 million for the three months ended December 31, 1997 as a result of a decrease in the average balance of deposits to $205.4 million from $216.2 million and a decrease in the average cost to 5.59% from 5.77%. Average savings deposit balances declined primarily because depositors used funds from their accounts to purchase Heritage Bancorp stock during the Company's public offering in April, 1998. The decrease in average cost is attributable to the decrease in prevailing market rates since the quarter ended December 31, 1997.

Provision for Loan Losses. Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral and prior loan loss experience. The provision for loan losses was $75,000 for the three months ended December 31, 1998 compared with none for the three months ended December 31, 1997. At December 31,1998, the Bank's allowance for loan losses totaled $835,000, which equaled 0.4% of total net loans (including loans held-for-sale) compared to an allowance for loan losses of $760,000 at September 30, 1998 of 0.4% of total net loans. There were no charge-offs or recoveries during the quarter ended December 31, 1998.

Other Income. Other income increased $18,000, or 38%, to $66,000 for the three months ended September 31, 1998 from $48,000 for the three months ended December 31, 1997. This increase was a result of gains on the sale of mortgage loans held for sale.

Other Operating Expenses. Other operating expenses increased $389,000, or 66.2%, to $977,000 for the three months ended December 31, 1998 from $588,000 for the three months ended December 31, 1997, primarily as a result of normal wage increases and new costs associated with the implementation of the Employee Stock Ownership Plan. The increases in other categories of other operating expenses generally are attributable to the growth of the Company, inflation and additional costs of being a publicly-owned company.

Income Taxes. The provision for income taxes was $548,000 for the three months ended December 31, 1998 compared to $330,000 for the three months ended December 31, 1997. The income tax provision was higher in fiscal 1999 because of higher taxable income.

Liquidity and Capital Resources

The Bank's primary source of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing or sale of securities and advances from the FHLB of Atlanta. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, securities and loan sales and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. As of December 31, 1998, the Company had loan commitments of $19.7 million. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1998, cash and cash equivalents totaled $69.2 million, or 22.8% of total assets, and investment securities classified as available-for-sale totaled $10.4 million. At December 31, 1998 the Bank also maintained, but did not draw upon, an uncommitted credit facility with the FHLB of Atlanta.

Year 2000

As the year 2000 approaches, the Bank's information and data processing system must be assessed to insure appropriate operation after December 31, 1999. Many systems in use worldwide may not be able to interpret dates after December 31, 1999 properly because such systems allow only two digits to indicate the year in a date. Programmers initially used a two-digit dating system that has become integrated into applications and hardware which could cause systems to function improperly or fail on January 1, 2000. The problem could reside in computer programs, computer hardware, or electronic devices that reference dates in the course of their functions. Also, the Bank must consider the potential problems that Year 2000 could pose for third party service providers.

Year 2000 risk is present in virtually all of the Bank's normal operating activities. To confront these risks, the Bank has developed a Year 2000 Plan, which has been reviewed by senior management and the Board of Directors. The plan contains a review of Bank systems that could be affected by Year 2000 problems along with an assessment of the potential impact that Year 2000 system problems could pose to the Bank's normal operation. Management categorized Year 2000 potential risks as either critical, important, or noncritical. Critical issues were those that would cause the Bank to lose its data communication and data processing capability and thus render normal operations virtually impossible. Noncritical issues were those that would pose an inconvenience but could be readily remediated through a manual or alternate processing system. Important issues were those that would cause a some disruption to administrative or management functions but would cause no immediate operational problems and could be handled easily in a non-automated manner.

Management has determined the most critical aspects of the Bank's operations that could be affected are the Bank's interaction with its data processing provider and the proper operation of its internal computer system. While other areas of concern, such as payroll and accounting services and mortgage escrow and tax services could pose some inconvenience and delays in normal operations, problems in these areas would be noncritical and could be readily corrected.

The Bank has requested and received Year 2000 readiness certifications from third party service providers, whose services have been deemed critical to Bank operations. For critical systems, contingency plans have been developed that make provisions for alternate and/or manual processing. These plans are being prepared for four possible scenarios ranging from minor system anomalies to complete system disfunctionality. The worst case scenario would be the inability to use the internal computer system, the inability to communicate with the data processing provider, and the data processing provider's disfunctionality. Management feels that its preparation exceeds what is necessary for the most reasonably likely worst case scenario.

The Office of Thrift Supervision has conducted two independent audits of the Bank's Year 2000 progress. As a part of their regulatory oversight, the OTS will continue to monitor the Bank's progress through 1999.

The Bank's primary data processing provider is FiServ. FiServ has developed a Year 2000 Plan and provides the Bank with periodic updates. FiServ completed all program maintenance associated with its Year 2000 Plan in November, 1998. FiServ's Year 2000 activities are also monitored by the OTS. The Bank began testing its software and hardware interfaces in conjunction with FiServ's system in November, 1998, and concluded that further testing would be beneficial. That testing was begun in January, 1999 and will be concluded in April, 1999. Offline testing of the interfaces was successfully completed in January, 1999. A new accounts software upgrade will be completed and tested in February, 1999 and final online testing with FiServ will be complete in April, 1999.

Heritage Federal has hired Eagle Business Systems to analyze its hardware and local area network. Bright Consulting Service is upgrading the Bank's new accounts interface and CFI has upgraded the Bank's teller interface.

FiServ is also monitoring the Year 2000 status of third party vendors providing data exchange functions relating to the Bank. FiServ has developed a comprehensive list of these vendors for its clients and evaluated the vendors as to the critical nature of their functions relating to the Bank. Testing has begun on vendors considered most critical with tests on important but not critical vendors to be completed.

Heritage Federal has identified only one significant commercial borrower with Year 2000 exposure. Heritage requested, received, and reviewed the borrower's certification of compliance. Most of the company's loans are borrower owned, single-family residences and involve minimal Year 2000 risk to the Bank.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of December 31, 1998 than presented in the Company's Form 10-K for the fiscal year ended September 30, 1998.

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



                                          HERITAGE BANCORP, INC.


Date: February 10, 1999              By:  /s/ J. Edward Wells
                                          ------------------------------------
                                          J. Edward Wells
                                          President and Chief Executive Officer


Date: February 10, 1999              By:  /s/ Edwin I. Shealy
                                          -------------------------------------
                                          Edwin I. Shealy
                                          Treasurer and Chief Financial Officer