Form 10-Q
period 1999-03-31
HERITAGE BANCORP INC /SC/
filed 1999-05-20
CIK 1050884

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999.

      or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from ......... to .........

      Commission File Number: 0-29492
                              -------

                            HERITAGE BANCORP, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                    58-2356162
 ..............................             ...................................
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              201 West Main Street, Laurens, South Carolina 29360
 ................................................................................
                   (Address of principal executive offices)


                                (864) 984-4581
 ...............................................................................
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
             Common Stock Outstanding: 4,404,120 at May 13, 1999.

                               Table of Contents

                                                                                            Page
Part I.        Financial Information
-------        ---------------------
Item 1.     Financial Statements  (unaudited)

            Consolidated Balance Sheets at March 31, 1999 and September 30, 1999                1

            Consolidated Statements of Income for the Three  and  Six Months Periods Ended
            March 31, 1999 and 1998                                                             2

            Consolidated Statements of Cash Flows for Three and Six Months Periods
            Ended March 31, 1999 and 1998                                                     3-4

            Notes to Consolidated Financial Statements                                        5-6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                            6-10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                         10

Part II.    Other Information                                                               11-12

SIGNATURES                                                                                     13

ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                            HERITAGE BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars Except Share Data)

ASSETS
                                                                                       March 31
                                                                                        1999                   September 30,
                                                                                     (Unaudited)                  1998
Cash                                                                                  $  1,507                  $  1,917
Federal funds sold and overnight interest-bearing deposits                              53,121                    72,003
                                                                                      --------                 ---------
          Total cash and cash equivalents                                               54,628                    73,920
Investment securities:
  Held-to-maturity - at amortized cost (market value:  March 31,
    1999 - $5,516; September 30, 1998 - $17,208)                                         5,499                    17,112
  Available-for-sale - at fair value (amortized cost: March 31,
    1999 - $10,060; September 30, 1998 - $3,563)                                        13,854                     6,898
Mortgage-backed securities - held to maturity - at amortized cost
  (market value:  March 31, 1999 - $368; September 30
  1998 - $1,691)                                                                           368                     1,695
Loans receivable - net                                                                 217,840                   196,789
Loans held-for-sale - at lower of cost or market (market value:
  March 31, 1999 - $869; September 30, 1998 - $1,065)                                      707                       849
Office properties and equipment - net                                                    4,034                     4,103
Federal Home Loan Bank Stock - at cost                                                   2,042                     2,042
Accrued interest receivable                                                              1,419                     1,335
Real estate acquired in settlement of loans - net                                           54
Other assets                                                                               335                       178
                                                                                      --------                 ---------

TOTAL ASSETS                                                                          $300,780                  $304,921
                                                                                      ========                 =========

LIABILITIES AND EQUITY

LIABILITIES:
  Deposit accounts                                                                    $204,377                  $206,104
  Accrued interest on deposit accounts                                                     258                       359
  Other liabilities                                                                      3,481                     3,128
                                                                                      --------                  --------

          Total liabilities                                                            208,116                   209,591
                                                                                      --------                  --------

STOCKHOLDERS' EQUITY:
  Common Stock of .01 par value per share.  Authorized
     10,000,000 shares: issued 4,628,750 at March 31, 1999                                  46                        46
     and September 30, 1998; outstanding: 4,404,120 and 4,628,750 at March 31,1999 and December 31, 1998, respectively
  Additional Paid in Capital                                                            68,046                    67,987
  Unallocated Shares                                                                    (5,184)                   (5,369)
  Retained income - substantially restricted                                            31,997                    30,565
  Treasury Stock -at cost (224,630 shares at March 31, 1999)                            (4,631)                        -
  Accumulated other comprehensive income                                                 2,390                     2,101
                                                                                      --------                  --------

          Total Stockholders' Equity                                                    92,664                    95,330
                                                                                      --------                  --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $300,780                  $304,921
                                                                                      ========                  ========

See notes to consolidated financial statements.

                            HERITAGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars, Except Per Share Data)
                                  (Unaudited)

                                                                 Three Months Ended                     Six Months Ended
                                                                      March 31                              March 31
                                                               ----------------------              ------------------------
                                                                1999          1998                    1999         1998
INTEREST INCOME:

  Interest on loans                                            $  4,283     $  3,936                $ 8,362      $  7,810
  Investment securities and other                                   991          796                  2,270         1,358
  Mortgage-backed securities                                          6           62                     18           138
                                                               ----------   ---------              ---------     ----------
          Total interest income                                   5,280        4,794                 10,650         9,306

INTEREST EXPENSE ON DEPOSITS                                      2,693        3,178                  5,563         6,296
                                                               ----------   ---------              ---------     ----------

NET INTEREST INCOME                                               2,587        1,616                  5,087         3,010

PROVISION FOR LOAN LOSSES (RECOVERY OF ALLOWANCE)                     -         (115)                    75          (115)
                                                               ----------   ---------              ---------     ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               2,587        1,731                  5,012         3,125
                                                               ----------   ---------              ---------     ----------

OTHER INCOME:
  Service charges and fees                                           51           57                     97           106
  Gain on Sale of Mortgage loans held-for-sale                        9            -                     28             -
  Other income (expense), net                                         -            -                      -            (1)
                                                               ----------   ---------              ---------     ----------
          Total other income                                         60           57                    125           105
                                                               ----------   ---------              ---------     ----------

OTHER OPERATING EXPENSES:
  Employee compensation and benefits                                471          413                  1,006           736
  Deposit insurance premiums                                         36           34                     81            67
  Occupancy and equipment expense                                   113          107                    218           211
  Data processing - service bureau fees                              63           29                    130            62
  Office supplies, postage, printing, etc.                           43           45                     65            62
  Professional fees                                                 106           17                    175            34
  (Income) expense of real estate operations                          3           57                      5            83
  Other                                                             169           75                    301           110
                                                               ----------   ---------              ---------     ----------
          Total other operating expenses                          1,004          777                  1,981         1,365
                                                               ----------   ---------              ---------     ----------

INCOME BEFORE INCOME TAXES                                        1,643        1,011                  3,156         1,865

PROVISION FOR INCOME TAXES                                          569          360                  1,117           690
                                                               ----------   ---------              ---------     ----------
NET INCOME                                                     $  1,074     $    651                $ 2,039      $  1,175
                                                               ----------   ---------              ---------     ----------

Basic and Diluted Earnings per Share                           $   0.26         N/A                   $0.49           N/A

Weighted Average Shares Outstanding                               4,068         N/A                   4,160           N/A

See notes to consolidated financial statements.

                            HERITAGE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                              Six Months Ended
                                                                                                  March 31,
                                                                                    -------------------------------------
                                                                                            1999              1998
OPERATING ACTIVITIES:
  Net income                                                                             $  2,039          $  1,175
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Deferred income tax benefit                                                               (91)              (89)
    Accretion (amortization) of discount (premium) on
      investment and mortgage-backed securities                                                (2)               (3)
    Amortization of net deferred income                                                       (89)              (74)
    Provision for Loan Losses (recovery of allowance)                                          75              (115)
    Origination of Loans held for sale                                                     (1,353)                -
   Principal repayments of loans held-for-sale                                                142                 -
    Gain on sale of loans                                                                     (28)               (3)
    Proceeds from the sale of loans held-for-sale                                           1,381               292
    Depreciation on office properties and equipment                                           146               141
    Allocation of ESOP shares                                                                 244                 -
    Provision for losses on real estate
      acquired in settlement of loans                                                           -                39
    Loss on sales of real estate acquired in settlement of loans                                -                39
    (Increase) decrease in accrued interest receivable and other assets                      (188)             (429)
    Increase (decrease) in accrued interest payable and other liabilities                    (488)              273
                                                                                         --------          --------
          Net cash provided by operating activities                                         1,788             1,246
                                                                                         --------          --------

INVESTING ACTIVITIES:
  Proceeds from maturities and calls of available-for-sale investment
    securities                                                                              2,000               500
  Proceeds from maturities and calls of held-to-maturity investment
    securities                                                                             11,615             7,750
  Purchases of held-to-maturity investment securities                                           -           (11,614)
  Purchase of available-for-sale investment securities                                     (8,500)
  Principal repayments on mortgage-backed securities                                        1,330             2,227
  Purchase of loans                                                                        (2,470)           (8,821)
  Net loan (originations) and principal payments on loans                                 (18,620)            6,299
  Proceeds from sales of real estate acquired in settlement of loans                            -               591
  Capitalized costs of real estate acquired in settlement of loans                              -              (424)
  Acquisition of office properties and equipment                                              (77)              (19)
                                                                                         --------          --------
          Net cash used in investing activities                                           (14,722)           (3,511)
                                                                                         --------          --------

                            HERITAGE BANCORP, INC.
                     CONSILIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                  March 31,
                                                                                  ----------------
                                                                                   1999       1998
FINANCING ACTIVITIES:
 Net increase(decrease) in deposits                                                   (1,727)    6,940
 Purchase of treasury stock                                                           (4,631)
 Increase in deposits from issuance of stock subscriptions                                 -    71,673
                                                                                     -------    ------

     Net cash provided by(used in) financing activities                               (6,358)   78,613
                                                                                     -------    ------

NET INCREASE (DECREASE) IN CASH AND CASH
                        EQUIVALENTS                                                  (19,292)   76,348
                                                                                     -------    ------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      73,920    14,659
                                                                                     -------    ------

CASH AND CASH EQUVALENTS AT END OF PERIOD                                             54,628    91,007
                                                                                     =======    ======

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:
 Cash paid during the year for:
  Interest                                                                             4,352     6,178
                                                                                     =======    ======
  Income taxes:                                                                        1,239       545
                                                                                     =======    ======

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Real estate acquired through foreclosure                                                54       129
                                                                                     =======    ======
  Net change in unrealized gain on available for sale securities                         289       534
                                                                                     =======    ======

See notes to consilidated financial statements.

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

   The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending September 30, 1999. These unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1998, contained in the Company's Form 10-K for the fiscal year ended September 30, 1998.


2. EARNINGS PER SHARE

   Earnings per share has been computed for the quarter ended March 31, 1999 based upon weighted average number of common shares outstanding of 4,067,639. Earnings per share for the prior period is not presented as there was no common stock issued or outstanding.

3. SHARES REPURCHASES

   On November 17, 1998, the Company announced that it had received regulatory approval to repurchase up to 231,438 shares of the Company's outstanding common stock. This program commenced on November 19, 1998, and is expected to be completed within twelve months.

   During the six months ended March 31, 1999 the Company purchased 224,630 shares of its common stock at an average price of $20.62 per share.


4. COMPREHENSIVE INCOME

   Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of this Statement. Comprehensive income is the change in the Company's equity during the period from transactions and other event and circumstances. Comprehensive income consists of net income and other comprehensive income. The Company's "other comprehensive income" for the six months ended March 31, 1999 and 1998 and the "accumulated other comprehensive income" as of March 31, 1999 and 1998 are comprised solely of unrealized gains on investment securities available-for-sale.

   Comprehensive income for the six month periods ended March 31, 1999 and 1998 is as follows (in thousands):

                                                          Six Months Ended
                                                              March 31,
                                                        --------------------
                                                           1999       1998
                                                        --------------------
   Net Income                                           $   2,039  $   1,175

   Other comprehensive income -
    Unrealized gains on investment
    securities available-for-sale arising
    during the period, net of income taxes                    289        534
                                                        --------------------
   Total comprehensive income                           $   2,328  $   1,709
                                                        ====================

5. SUBSEQENT EVENTS

   On February 3, 1999, the shareholders of the Company adopted the Heritage Bancorp, Inc. 1998 Stock Option Plan. The Stock Option Plan provides that a total of 462,875 options to purchase the Company's common stock may be granted to directors, officers, and key personnel at an option price equal to the market price on the date of grant. On April 15, 1999, 416,588 options were granted with an exercise price of $18.75 per share. The cost of options were recognized using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", which result in no compensation expense.

   On February 3, 1999, the shareholders of the Company adopted the Heritage Bancorp, Inc. Management Recognition and Development Plan (MRDP). The MRDP provides that a total of 185,150 shares of stock are to be granted and vested over a five year period. On April 15, 1999, 185,150 shares were granted. The stock was issued from shares held as treasury stock on the date of grant. The Company recorded the stock award at the market value of the shares on the date of grant ($18.75 per share) as unearned compensation in stockholders' equity and will amortize the balance as compensation expense over the vesting period.

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

Comparison of Financial Condition at March 31, 1999 and September 30, 1998

Total assets decreased $4.1 million, or 1.4%, during the first six months of fiscal 1999 to $300.8 million. The decrease resulted primarily from decreases in overnight interest bearing accounts, investment securities, and mortgage backed securities partially offset by an increase loans receivable. Cash and cash equivalents decreased to $54.6 million from $73.9 million due to the Company's repurchase of stock, and funding of loans and savings withdrawals. Investment securities decreased 19.6% to $19.3 million from $24.0 million, as investments matured or were called and not replaced. Mortgage backed securities decreased $1.3 million as a result of normal repayments and prepayments.

Deposit accounts decreased $1.7 million, or 0.8%, during the first six months of fiscal 1999 to $204.4 million. The decrease is primarily due to normal savings withdrawals.

Total equity decreased $2.7 million, or 2.8%, to $92.7 million at March 31, 1999 from $95.3 million. The decrease was due to the Company's repurchase of stock of $4.6 million offset by net income of $2.0 million.

Nonaccrual loans decreased $305,000 to $482,000 from $787,000 at September 30, 1998. Nonaccrual one-to-four family mortgage loans and nonaccrual home equity loans decreased $246,000 and $25,000 respectively while nonaccrual builder construction loans increased $34,000. At March 31, 1999 and September 30, 1998, total nonaccrual loans accounted for 0.22% and 0.40 %, respectively, of net loans receivable. Real estate owned increased to $54,000 at March 31, 1999 as the result of foreclosure of one single-family residence. Total nonperforming assets were 0.18% of total assets at March 31, 1999, compared to 0.26% at September 30, 1998.

Comparison of Operating Results for the Three Months Ended March 31, 1999 and 1998.

General. Net income increased $423,000, or 65.0%, to $1.1 million for the three months ended March 31, 1999 from $651,000 for the three months ended March 31, 1998. The increase was primarily the result of an increase in interest income and a decrease in interest expense partially offset by an increase in other operating expenses and income taxes.

Net Interest Income. Net interest income increased $971,000, or 60.1%, from the second quarter of fiscal 1998 to the second quarter of fiscal 1999. Interest income increased $486,000, or 10.1%, between the periods. Interest income on loans increased $347,000 as a result of an increase in the average balance of loans receivable to $211.1 million from $194.0 million. The average yield remained constant at 8.11%. The average balance of interest-earning assets increased to $294.5 million from $258.0 million and the average yield on total interest-earning assets was 7.17% compared to 7.43% for the second quarter of fiscal 1998. The increase in the average balance of interest-earning assets was due to cash received in the Company's stock offering and invested in overnight interest bearing deposits and an increase in loans receivable.

Interest expense decreased $485,000, or 15.3%, as a result of a decrease in the average balance of deposits to $204.8 million from $232.3 million. The decrease in the average balance of deposits is due to customers' use of deposits to purchase stock in the company. A decrease in the yield on average deposits to 5.26% from 5.47% also contributed to lower interest expense.

Provision for Loan Losses. There was no recovery or provision for loan losses in the second quarter of fiscal 1999 compared to a net recovery of $115,000 in the second quarter of fiscal 1998. No additions to loan valuation allowances were made as non-accrual loans decreased, partially offset by continued growth in the loan portfolio.

Other Income. Other income increased $2,000, or 3.5%, to $59,000 for the three months ended March 31, 1999 from $57,000 for the three months ended March 31, 1998. This increase was a result of changes in the fee structure in deposit accounts.

Other Operating Expenses. Other operating expenses increased $227,000, or 29.2%, from the second quarter of fiscal 1999 to the second quarter of fiscal 1998. Employee benefit and compensation increased $58,000 during the second quarter of fiscal 1999 primarily due to expenses associated with the Employee Stock Ownership Plan ("ESOP"), partially offset by decreases in salary and retirement expenses. The increase in other categories of other operating expenses generally are attributable to increased cost associated with operating as a public company.

Income Taxes. The provision for income tax was $569,000 in the second quarter of fiscal 1999 compared to $360,000 in the second quarter of fiscal 1998. The income tax provision was higher in fiscal 1999 because of higher taxable income.

Comparison of Operating Results for the Six Months Ended March 31, 1999 and 1998

General. Net income increased $864,000, or 73.5%, to $2.0 million, for the six months ended March 31,1999 from $1.2 million for the six months ended March 31, 1998. The increase in net income was primarily the result of an increase in interest income and a decrease in interest expense which was partially offset by other operating expenses and income taxes.

Net Interest Income. Net interest income increased $2.1 million, or 69.0%, from the six months of fiscal 1998 compared to the six months of fiscal 1999. Interest income increased $1.3 million, or 14.4%, between the periods. Interest income on loans increased $552,000 as a result of an increase in the average balance of loans receivable to $206.4 million from $193.7 and an increase in the average yield from 8.07% to 8.10%. The average balance of interest earning assets increased to $296.4 million from $250.1 million offset by a decrease in the average yield on total interest earning assets from 7.45% to 7.19%. The increase in the average balance of interest earning assets was due in part to cash received in the Company's stock offering and invested in federal funds sold and overnight interest bearing deposits and an increase in the average balance of loans receivable.

Interest expense on deposits decreased $733,000, or 11.6%, from the six months of fiscal 1998 compared to the six months of fiscal 1999 as a result of a decrease in the average balance of deposits to $205.2 million from $224.2 million and a decrease in the average yield on deposits to 5.42% from 5.62%. The decrease in the average balance of deposits was due to the customers' use of deposits to purchase stock of the Company and normal savings withdrawal activity.

Provision for Loan Losses. Loan loss provision for the first six months of fiscal 1999 was $75,000 compared to a net recovery of loan losses of $115,000 during the first six months of fiscal 1998. The loan loss provision grew as the company increased its general loan valuation allowance to reflect growth in the construction loan portfolio.

Other Income. Other income increased $20,000 or 19.1%, to $125,000 for the six months ended March 31, 1999 from $105,000 for the six months ended March 31, 1998. This increase was a result of changes in the fee structure for deposit accounts.

Other Operating Expenses. Other operating expenses increased $616,000, or 45.1%, from the first six months of fiscal 1998 to the first six months of fiscal 1999. Employee benefit and compensation expense increased $270,000 in the first six months of fiscal 1999 compared to the same period in the prior year primarily due to new costs associated with the implementation of the ESOP and normal salary increases. Expenses for real estate owned were $5,000 in the first six months of fiscal 1999 compared to $83,000 in the first six months of fiscal 1998 due to a decrease in real estate owned for the period. The increase in other categories of other operating expenses generally are attributable to increased costs associated with operating as a public company.

Income Taxes. The provision for income taxes was $1.1 million in the first six months of fiscal 1999 compared to $690,000 in the first six months of fiscal 1998. The income tax provision was higher in fiscal 1999 because of a higher taxable income.

Liquidity and Capital Resources

The Bank's primary sources of funds are customer deposits, fees, proceeds from principal and interest payments on and the sale of loans, maturing or sale of securities and advances from the FHLB of Atlanta. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, securities and loan sales and mortgage prepayments are influenced greatly by general interest rates, economic conditions and competition. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1999, cash and cash equivalents totaled $54.6 million, or 18.2% of total assets, and investment securities classified as available-for-sale totaled $13.9 million. At March 31, 1999, the Bank also maintained, but did not draw upon, an uncommitted credit facility with the FHLB of Atlanta.

As of March 31, 1999, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 1999, under regulations of the Office of Thrift Supervision, the Bank's actual tangible, core and risk-based capital ratios were 20.39%, 20.39% and 36.75%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

Year 2000

As the year 2000 approaches, the Bank's information and data processing system must be assessed to insure appropriate operation after December 31, 1999. Many such systems in use worldwide may not be able to interpret dates after December 31, 1999 properly because such systems allow only two digits to indicate the year in a date. Programmers initially used a two-digit dating system that has become integrated into applications and hardware which could cause systems to function improperly or fail on January 1, 2000. The problem could reside in computer programs, computer hardware, or electronic devices that reference dates in the course of their functions. Also, the Bank must consider the potential problems that Year 2000 could pose for third party service providers.

Year 2000 risk is present in virtually all of the Bank's normal operating activities. To confront these risks, the Bank has developed a Year 2000 Plan, which has been reviewed by senior management and the Board of Directors. The plan contains a review of Bank systems that could be affected by Year 2000 problems along with an assessment of the potential impact that Year 2000 system problems could pose to the Bank's normal operation. Management categorized Year 2000 potential risks as either critical, important, or noncritical. Critical issues were those that would cause the Bank to lose its data communication and data processing capability and thus render normal operations virtually impossible. Noncritical issues were those that would pose an inconvenience but could be readily remediated through a manual or alternate processing system. Important issues were those that would cause some disruption to administrative or management functions but would cause no immediate operational problems and could be handled easily in a non-automated manner.

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

The Office of Thrift Supervision has conducted three independent audits of the Bank's Year 2000 progress. As a part of their regulatory oversight of all thrift institutions, the OTS will continue to monitor the Bank's progress through 1999.

The Bank's primary data processing provider is FiServ. FiServ has developed a Year 2000 Plan and provides the Bank with periodic updates. FiServ completed all program maintenance associated with its Year 2000 Plan in November, 1998, and has certified that its data processing systems are Year 2000 compliant. FiServ's Year 2000 activities are also monitored by the OTS. The Bank began testing its software and hardware interfaces in conjunction with FiServ's system in November, 1998, and concluded that further testing would be beneficial. That testing was begun in January, 1999 with successful off-line testing of the software and hardware interfaces. A new accounts software upgrade was completed and tested in February, 1999, and a final successful online testing with FiServ was performed in April, 1999. All data processing systems critical to the Bank's operation have now been successfully tested.

Heritage Federal has utilized third party consultants to analyze its hardware and local area network needs to upgrade the Bank's software interfaces.

FiServ is also monitoring the Year 2000 status of third party vendors providing data exchange functions relating to the Bank. FiServ has developed a comprehensive list of these vendors for its clients and evaluated the vendors as to the critical nature of their functions relating to the Bank. Testing has begun on vendors considered most critical with tests on important but not critical vendors continuing.

Heritage Federal has identified only one significant commercial borrower with Year 2000 exposure. Heritage requested, received, and reviewed the borrower's certification of compliance. Most of the company's loans are borrower owned, single-family residences and involve minimal Year 2000 risk to the Bank.

With successful testing having been completed in the most critical areas of operations, Heritage is now focusing more attention on employee and customer awareness of Year 2000 issues. Also, contingency planning is being reviewed with the aim of providing more detail and responsibility to existing plans.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 1999 than presented in the Company's prospectus dated February 3, 1998.

Part II.  Other Information

Item 1. Legal Proceedings
        -----------------
        Not applicable

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------
        Not applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------
        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        On February 3, 1999, the Company held an annual meeting of shareholders for the following purposes:

          1.   To elect two directors to serve for a three year term;

          2. To consider and vote upon a proposal to adopt the Heritage Bancorp, Inc. 1998 Stock Option Plan;

          3. To consider and vote upon a proposal to adopt the Heritage Bancorp, Inc. Management Recognition and Development Plan;

          4. To ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending September 30, 1999;

          5. To consider and act upon such other matters as may properly come before the meeting or any any adjournments thereof.

The results of the voting are set forth below:

     1.   Election of Directors:

          Name                       For               Withheld
          ----                       ---               --------
          John H. Lake               3,976,199         25,736
          John C. Owings II          3,977,778         24,157

     2.   Adoption of Heritage Bancorp, Inc. 1998 Stock Option Plan:

          For                        Against           Abstain
          ---                        -------           -------
          2,708,720                  129,047           64,174



     3. Adoption of the Heritage Bancorp Management Recognition and Development Plan:

          For                Against          Abstain
          ---                -------          -------
          2,750,627          123,883          35,647

     4. The appointment of Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 1999:

          For                Against          Abstain
          ---                -------          -------
          3,975,310          23,364           3,261



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



                                HERITAGE BANCORP, INC.

                                       /s/ J. Edward Wells
Date: May 13, 1999              By:   ___________________________________
                                           J. Edward Wells
                                           President and Chief Executive Officer

                                       /s/ Edwin I. Shealy
Date: May 13, 1999              By:   ___________________________________
                                           Edwin I. Shealy
                                           Treasurer and Chief Financial Officer