Form 10-Q
period 1999-06-30
HERITAGE BANCORP INC /SC/
filed 1999-08-16
CIK 1050884

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999.

      or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from.........to..........

      Commission File Number: 0-29492
                              -------

                            HERITAGE BANCORP, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                        58-2356162
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              201 West Main Street, Laurens, South Carolina 29360
     ---------------------------------------------------------------------
                   (Address of principal executive offices)

                                (864) 984-4581
     ---------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

            Common Stock Outstanding: 4,471,770 at August 12, 1999.

                               Table of Contents

                                                                                          Page
Part I.   Financial Information
------    ---------------------

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets at June 30, 1999 and September 30, 1999                1

          Consolidated Statements of Income for the Three and Six Months Periods Ended
          June 30, 1999 and 1998                                                             2

          Consolidated Statement of Stockholders' Equity at June 30, 1999                    3

          Consolidated Statements of Cash Flows for Three and Six Months Periods
          Ended June 30, 1999 and 1998                                                     4-5

          Notes to Consolidated Financial Statements                                       6-8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                           8-12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                        12

Part II.  Other Information                                                                 13

SIGNATURES                                                                                  14

ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                            HERITAGE BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars Except Share Data)

ASSETS                                                                             June 30               September 30,
                                                                                     1999                     1998
                                                                                  (Unaudited)
Cash                                                                              $    4,822             $     1,917
Federal funds sold and overnight interest-bearing deposits                            13,642                  72,003
                                                                                  ----------             -----------
          Total cash and cash equivalents                                             18,464                  73,920
Investment securities:
  Held-to-maturity - at amortized cost (market value: June 30,
    1999 - $3,489; September 30, 1998 - $17,208)                                       3,499                  17,112
  Available-for-sale - at fair value (amortized cost:June 30,
    1999 - $18,865; September 30, 1998 - $3,563)                                      22,824                   6,898
Mortgage-backed securities - held to maturity - at amortized cost
  (market value:  June 30, 1999 - $343; September 30
  1998 - $1,691)                                                                         347                   1,695
Loans receivable - net                                                               233,018                 196,789
Loans held-for-sale - at lower of cost or market (market value:
  June 30, - $710; September 30, 1998 - $1,065)                                          703                     849
Office properties and equipment - net                                                  4,060                   4,103
Federal Home Loan Bank stock - at cost                                                 1,689                   2,042
Accrued interest receivable                                                            1,530                   1,335
Real estate acquired in settlement of loans - net                                         52                       -
Other assets                                                                             251                     178
                                                                                  ----------             -----------

TOTAL ASSETS                                                                      $  286,437             $   304,921
                                                                                  ==========             ===========

LIABILITIES AND EQUITY

LIABILITIES:
  Deposit accounts                                                                $  206,363                $206,104
  Accrued interest on deposit accounts                                                   276                     359
  Other liabilities                                                                    3,799                   3,128
                                                                                  ----------             -----------

          Total liabilities                                                          210,438                 209,591
                                                                                  ----------             -----------

STOCKHOLDERS' EQUITY:
  Common stock of .01 par value per share.  Authorized
    10,000,000 shares: issued 4,628,750 at June 30, 1999                                  46                      46
    and September 30, 1998; outstanding: 4,531,270 and 4,628,750 at June 30,1999 and September 30, 1998, respectively
  Additional paid in capital                                                          67,332                  67,987
  Unallocated ESOP shares                                                             (4,241)                 (5,369)
  Unearned MRDP Shares                                                                (2,743)                      -
  Retained income - substantially restricted                                          15,100                  30,565
  Treasury stock-at cost(97,480 shares at June 30, 1999)                              (1,868)                      -
  Accumulated other comprehensive income                                               2,373                   2,101
                                                                                  ----------             -----------

          Total Stockholders' Equity                                                  75,999                  95,330
                                                                                  ----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  286,437             $   304,921
                                                                                  ==========             ===========

See notes to consolidated financial statements.

                            HERITAGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars, Except Per Share Data)
                                  (Unaudited)

                                                                 Three Months Ended                    Nine Months Ended
                                                                      June 30                               June 30
                                                            ----------------------------          ----------------------------
                                                               1999               1998               1999               1998
INTEREST INCOME:
  Interest on loans                                         $   4,537          $   3,977          $   12,899         $   11,788
  Investment securities and other                                 780              1,202               3,050              2,560
  Mortgage-backed securities                                        5                 44                  23                181
                                                            ---------          ---------          ----------         ----------
          Total interest income                                 5,322              5,223              15,972             14,529

INTEREST EXPENSE ON DEPOSITS                                    2,625              2,826               8,188              9,122
                                                            ---------          ---------          ----------         ----------

NET INTEREST INCOME                                             2,697              2,397               7,784              5,407

PROVISION FOR LOAN LOSSES
  (RECOVERY OF ALLOWANCE)                                         382                  -                 457               (115)
                                                            ---------          ---------          ----------         ----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                   2,315              2,397               7,327              5,522
                                                            ---------          ---------          ----------         ----------

OTHER INCOME:
  Service charges and fees                                         52                 69                 149                175
  Gain (loss) on sale of mortgage loans held-for-sale               9                  -                  38                  -
  Gain (loss) on sale of investments available-for-sale           (20)                 -                 (20)                 -
  Other income (expense), net                                       -                 12                  (1)                11
                                                            ---------          ---------          ----------         ----------
          Total other income                                       41                 81                 166                186
                                                            ---------          ---------          ----------         ----------

OTHER OPERATING EXPENSES:
  Employee compensation and benefits                            2,443                448               3,449              1,183
  Deposit insurance premiums                                       34                 34                 115                101
  Occupancy and equipment expense                                  99                103                 317                314
  Data processing - service bureau fees                            58                 48                 188                112
  Office supplies, postage, printing, etc.                         31                  9                  96                 71
  Professional fees                                                36                 29                 211                 63
  (Income) expense of real estate operations                      (14)                 5                 (10)                87
  Other                                                           168                 38                 470                148
                                                            ---------          ---------          ----------         ----------
          Total other operating expenses                        2,855                714               4,836              2,079
                                                            ---------          ---------          ----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES                                (499)             1,764               2,657              3,629

PROVISION FOR INCOME TAXES                                        269                655               1,386              1,345
                                                            ---------          ---------          ----------         ----------

NET INCOME (LOSS)                                           $    (768)         $   1,109          $    1,271         $    2,284
                                                            =========          =========          ==========         ==========

Basic and Diluted Earnings (Loss) per Share                 $   (0.18)             0.026          $     0.30              N/A

Weighted Average Shares Outstanding                             4,199              4,262               4,173              N/A

See notes to consolidated financial statements.

                            HERITAGE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                                    Accumulated
                                        Additional   Unallocated   Unearned                             Other
                                 Common   Paid-In        ESOP        MRDP     Retained   Treasury   Comprehensive
                                 Stock    Capital       Shares      Shares     Income      Stock      Income (1)      Total
BALANCE
   September 30, 1998             $46     $67,987       $(5,369)   $     -   $ 30,565    $     -          $2,101   $ 95,330

Net Income                                                                      1,271                                 1,271
Dividends declared
 ($0.15 per share)                                                               (608)                                 (608)
Change in net unrealized
 gain on available-for-sale
 securities                                                                                                  272        272
Purchase of treasury
 shares                                                                                   (5,686)                    (5,686)
Issuance of treasury
 shares to MRDP                              (347)                  (3,471)                3,818                          -
Vesting of MRDP shares                                                 140                                              140
Adjustment to MRDP                           (588)                     588                                                -
ESOP shares committed
 for release                                  280         1,128                                                       1,408
Special cash dividend
 ($4 per share)                                                               (16,128)                              (16,128)
                             ----------------------------------------------------------------------------------------------
BALANCE,
   June 30, 1999                  $46     $67,332       $(4,241)   $(2,743)  $ 15,100    $(1,868)         $2,373   $ 75,999
                             ==============================================================================================

See notes to consolidated financial statements.

                            HERITAGE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                         June 30,
                                                                                               --------------------------
                                                                                                 1999             1998
OPERATING ACTIVITIES:
  Net income                                                                                   $  1,271          $  2,284
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Deferred income tax benefit                                                                      (305)              (20)
 (Gain) loss on sale of available-for-sale investment securities                                     20                 -
  Amortization of premium on investment and mortgage-backed
   securities                                                                                        (1)               (4)
  Amortization of net deferred income                                                               (89)             (107)
  Provision for loan losses (recovery of allowance)                                                 458              (115)
  Origination of loans held for sale                                                             (1,935)             (989)
  Principal repayments of loans held-for-sale                                                       146               192
  Gain on sale of loans                                                                             (39)              (14)
  Proceeds from the sale of loans held-for-sale                                                   1,994             1,003
  Depreciation on office properties and equipment                                                   208               212
  Allocation of ESOP shares                                                                       1,407               131
  Vesting of  MRDP Shares                                                                           141                 -
  Gain on sales of property                                                                          (6)                -
  Gain on sales of real estate acquired in settlement of loans                                       (4)                -
  Provision for losses on real estate acquired in settlement of loans                                 -                39
  Loss on sales of real estate acquired in settlement of loans                                        -                44
 (Increase) decrease in accrued interest receivable and other assets                               (215)              (82)
  Increase (decrease) in accrued interest payable and other liabilities                             734               (67)
                                                                                               --------          --------
        Net cash provided by operating activities                                                 3,785             2,507
                                                                                               --------          --------

INVESTING ACTIVITIES:
  Proceeds from maturities and calls of available-for-sale investment
    securities                                                                                    2,000             1,500
  Proceeds from maturities and calls of held-to-maturity investment
    securities                                                                                   13,615            10,000
  Proceeds from sales of available-for-sale investment securities                                 2,980                 -
  Purchases of held-to-maturity investment securities                                                 -           (15,614)
  Purchase of available-for-sale investment securities                                          (20,500)                -
  Principal repayments on mortgage-backed securities                                              1,352             3,870
  Purchase of loans                                                                              (8,311)           (9,597)
  Net loan (originations) and principal payments on loans                                       (28,413)            6,810
  Proceeds from sale of Federal Home Loan Bank stock                                                353                 -
  Proceeds from sales of real estate acquired in settlement of loans                                 58               828
  Proceeds from sale of office properties and equipment                                              10                 -
  Capitalized costs of real estate acquired in settlement of loans                                    -              (443)
  Acquisition of office properties and equipment                                                   (169)              (78)
                                                                                               --------          --------
          Net cash used in investing activities                                                 (37,025)           (2,724)
                                                                                               --------          --------

                            HERITAGE BANCORP, INC.
                     CONSILIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                        Nine Months Ended
                                                                                             June 30
                                                                                   ----------------------------
                                                                                      1999               1998
FINANCING ACTIVITIES:
Net increase(decrease) in deposits                                                        259           (21,480)
Purchase of treasury stock                                                             (5,686)                -
Payment of special cash distribution                                                  (16,128)                -
Payment of dividend                                                                      (661)                -
Increase in deposits from issuance of stock subscriptions                                   -            71,673
                                                                                   ----------        ----------

         Net cash provided by (used in) financing activities                          (22,216)           50,193
                                                                                   ----------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                                                  (55,456)           49,976
                                                                                   ----------        ----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       73,920            14,659
                                                                                   ----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             18,464            64,635
                                                                                   ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:
   Cash paid during the period for:
     Interest                                                                           6,443             9,082
                                                                                   ==========        ==========
     Income taxes                                                                       1,918             1,000
                                                                                   ==========        ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
     Real estate acquired through foreclosure                                             106               129
                                                                                   ==========        ==========
     Net change in unrealized gain on available for sale securities                       272               536
                                                                                   ==========        ==========
     Transfer of stock from treasury to MRDP                                            3,818                 -
                                                                                   ==========        ==========

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

     The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending September 30, 1999. These unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1998, contained in the Company's Form 10-K for the fiscal year ended September 30, 1998.


2.   EARNINGS PER SHARE

     Earnings per share ("EPS") has been computed based upon weighted average number of common shares outstanding of 4,199,373 and 4,261,536, respectively, for the three months ended June 30, 1999 and 1998 and weighted average common shares outstanding of 4,173,091 for the nine months ended June 30, 1999. For the purposes of computing weighted average number of shares outstanding for the three months ended June 30, 1998, shares issued in the Conversion on April 6, 1998 were assumed to have been outstanding since April 1, 1998. The Company had no dilutive securities outstanding during the three months ended June 30, 1999 and 1998 and the nine months ended June 30, 1999; therefore, diluted EPS is the same as basic EPS for all periods.

3.   SHARES REPURCHASES

     The Company repurchased 231,438 shares of the Company's outstanding common stock pursuant to a stock repurchase plan announced on November 17, 1998. On May 21, 1999, the Company received regulatory approval to commence a stock repurchase program to acquire up to 185,150 shares of the Corporation's outstanding common stock. The program commenced May 24, 1999 and is expected to be completed within twelve months.

     During the nine months ended June 30, 1999 the Company purchased 282,630 shares of its common stock at an average price of $20.12 per share. The Company used 185,150 shares to grant awards under its Management Recognition and Development Plan and 97,480 shares were allocated to treasury stock.


4.   COMPREHENSIVE INCOME

     Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of this Statement. Comprehensive income is the change in the Company's equity during the period from transactions and other event and circumstances. Comprehensive income consists of net income and other comprehensive income. The Company's "other comprehensive income" for the nine months ended June 30, 1999 and 1998 and the "accumulated other comprehensive income" as of June 30, 1999 and 1998 are comprised solely of unrealized gains on investment securities available-for-sale.

     Comprehensive income for the nine month periods ended June 30, 1999 and 1998 is as follows (in thousands):


                                                           1999        1998
                                                        --------------------
     Net Income                                         $  1,271    $  2,284

     Other comprehensive income, net of tax:
       Unrealized gains on investment
       securities available-for-sale arising
       during the period                                     252         536

       Reclassification adjustment for
       losses included in net income                          20           0
                                                        --------------------
     Net unrealized gains                                    272         536
                                                        --------------------

     Total comprehensive income                         $  1,543    $  2,820
                                                        ====================


5.   STOCK COMPENSATION PLANS

     Restricted Stock - On April 15, 1999, 185,150 shares of restricted stock were awarded to participants in the Heritage Bancorp, Inc. Management Recognition and Development Plan ("MRDP") that was approved at the Company's Annual Meeting of Stockholders on February 3, 1999. The restricted stock awards vest over a five-year period. The 185,150 shares of stock were issued from treasury stock on the date of the grant. The Company recorded the stock award at the market value on the date of grant ($18.75 per share) as unearned MRDP shares in stockholders' equity and will amortize the unearned MRDP shares to compensation expense over the vesting period.

     As a result of the payment of the special cash dividend (see footnote 6) dividends of approximately $741,000 were paid on unvested shares included in the Company's MRDP and such payments were accounted for as compensation expense. Unearned MRDP shares was reduced (with a corresponding change to additional paid in capital) to reflect the reduction in the value of the shares held by the Plan.

     Stock Option Plan - On April 15, 1999, the Company granted options to purchase 416,588 shares of Company stock with an exercise price of $18.75 per share to officers and directors of the Company and the Bank under the 1998 Heritage Bancorp, Inc. Stock Option Plan that was approved at the Company's Annual Meeting of Stockholders on February 3, 1999.

     As a result of the payment of the special cash distribution (see footnote
     6), the options were repriced to $15.10 per share.

     Employee Stock Option Plan ("ESOP") - The special cash distribution received by the ESOP on unallocated ESOP shares was used to prepay a portion of the ESOP's debt obligation to the Company resulting in a charge of approximately $1.2 million of compensation expense and the release of additional shares to the plan participants.

6.   DECLARATION OF A $4.00 PER SHARE SPECIAL CASH DISTRIBUTION.

     On May 19, 1999 the Board of Directors declared a special cash distribution in the amount of $4.00 per share. The cash distribution was paid on June 22, 1999 to stockholders of record on the close of business on June 1, 1999. The distribution was conducted to reduce the Corporation's excess capital and was paid from cash on hand. It is believed that a portion of the distribution will be considered a non-taxable return of capital.

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

Comparison of Financial Condition at June 30, 1999 and September 30, 1998

Total assets decreased $18.5 million, or 6.1% from September 30, 1998 to June 30, 1999. The decrease resulted primarily from decreases in cash and cash equivalents offset by increases in the investment and loan portfolios. Cash and cash equivalents were reduced to fund a special cash distribution to stockholders, fund loan growth and repurchase the Company's own stock. On May 19, 1999 the Board of Directors declared a special cash distribution in the amount of $4.00 per share. The distribution was paid on June 22, 1999 to stockholders of record as of the close of business on June 1, 1999. Investment and mortgage backed securities increased $1.0 million, or 3.8% to $26.7 million. Additionally the loan portfolio increased by $36.2 million, or 18.4 % to $233.0 million. These increases were funded from cash and cash equivalents.

During the first nine months of fiscal 1999, deposit accounts increased by $0.3 million, or 0.1% to $206.4 million compared to deposit accounts at September 30, 1998. Total equity declined during the nine month period ended June 30, 1999 by $19.3 million to $76.0 million primarily as the result of the Company's one-time $4.00 per share cash distribution and the repurchase of its shares on the open market.

Nonaccrual loans increased $138,000 to $925,000 from $787,000 at September 30, 1998. Nonaccrual one-to-four family mortgage loans increased $194,000 while nonaccrual builder construction loans decreased $67,000. At June 30, 1999 and September 30, 1998, total nonaccrual loans accounted for 0.40% of net loans receivable. Real estate owned increased to $52,000 at June 30, 1999 as the result of foreclosure of one single-family residence. Total nonperforming assets were 0.34% of total assets at June 30, 1999, compared to 0.26% at September 30, 1998.

Comparison of Operating Results for the Quarter Ended June 30, 1999 and 1998.

General. Net income decreased $1.9 million, or 169.2%, to a loss of $768,000 for the three months ended June 30, 1999 from a net profit of $1.1 million for the three months ended June 30, 1998. The decrease was primarily the result of a one-time compensation expense charge of $1.9 million recorded in connection with the payment of the special cash distribution to recipients of unvested awards under the Company's Management Recognition and Development Plan and the payment of the special cash distribution to the unallocated shares in the ESOP, with such funds being used to prepay a portion of the ESOP's debt obligation to the Company. The decrease in net income was also partially a result of an increase of $382,000 in the loan loss allowance provision. These decreases in net income were offset by an increase of $99,000 in interest income, a decrease of $201,000 in interest expense and a decrease of $386,000 in the provision for income taxes, which was due to lower income before income taxes.

Net Interest Income. Net interest income before provision for loan loss increased $300,000, or 12.5%, for the quarter ended June 30, 1999 due to an increase in net loans receivable and a decrease in the cost of funds on savings deposits.

Provision for Loan Losses.   The provision for loan losses for the quarter ended
June 30, 1999 was $382,000 compared to $0 for the quarter ended June 30, 1998. The increase was primarily the result of growth in the construction loan portfolio. The construction loan portfolio grew to $38.3 million at June 30,
1999, from $8.7 million at June 30, 1998.   Construction loans, while providing
higher yields, inherently bear more risk than loans on completed single family residences, and accordingly management increased appropriate loan loss reserves.

Other Income.   Other income decreased $40,000, or 49.4%, to $41,000 for the three months ended June 30, 1999 from $81,000 for the three months ended June 30, 1998. This decrease was primarily the result of a loss on the sale of investments and a reduction in bank check commissions.

Other Operating Expenses. Other operating expenses increased $2,141,000, or 300%, from the third quarter of fiscal 1998 to the third quarter of fiscal 1999. The increase was primarily the result of a one-time compensation expense charge of $1,904,000 recorded in connection with the payment of the special cash distribution to recipients of unvested awards under the Company's Management Recognition and Development Plan and the payment of the special cash distribution to the unallocated shares in the ESOP, with such funds being used to prepay a portion of the ESOP's debt obligation to the Company. Additionally, compensation expense increased due to recognition of normal expenses associated with the Management Recognition and Development Plan, which was implemented during the current quarter, and the Company's ESOP and growth in the payroll.

Income Taxes. The provision for income tax was $269,000 in the third quarter of fiscal 1999 compared to $655,000 in the third quarter of fiscal 1998. The income tax provision was lower in fiscal 1999 because of lower taxable income.

Comparison of Operating Results for the Nine Months Ended June 30, 1999 and 1998

General. Net income decreased $1.0 million, or 44.4%, to $1.3 million, for the nine months ended June 30, 1999 from $2.3 million for the nine months ended June 30, 1998. The decrease in net income was primarily the result of a one-time compensation expense charge of $1.9 million recorded in connection with the payment of the special cash distribution to recipients of unvested awards under the Company's Management Recognition and Development Plan and the payment of the special cash distribution to the unallocated shares in the ESOP, with such funds being used to prepay a portion of the ESOP's debt obligation to the Company.
The decrease in net income was also partially a result of an increase of $572,000 in the loan loss allowance provision and other expenses. These decreases were offset by an increase of $1.4 million in interest income and a decrease of $934,000 in interest expense.

Net Interest Income. Net interest income before provision for loan losses increased $2.4 million, or 44.0%, from the nine months of fiscal 1998 compared to the nine months of fiscal 1999. Total interest income increased $1.4 million, or 9.9%, between the periods. Interest income on loans increased $1.1 million as a result of an increase in the average balance of loans receivable to $233.0 million from $196.8 million and an increase in the average yield from 8.07% to 8.09%. The average balance of interest earning assets increased to $294.9 million from $264.1 million offset by a decrease in the average yield on total interest earning assets from 7.33% to 7.22%. The increase in the average balance of interest earning assets was due in part to cash received in the Company's stock offering and invested in federal funds sold and overnight interest bearing deposits and an increase in the average balance of loans receivable.

Interest expense on deposits decreased $934,000, or 10.3%, from the nine months of fiscal 1998 compared to the nine months of fiscal 1999 as a result of a decrease in the average balance of deposits to $204.9 million from $217.4 million and a decrease in the average yield on deposits to 5.33% from 5.59%.
The decrease in the average balance of deposits was due to the customers' use of deposits to purchase stock of the Company and normal savings withdrawal activity.

Provision for Loan Losses. Loan loss provision for the first nine months of fiscal 1999 was $457,000 compared to a net recovery of loan losses of $115,000 during the first nine months of fiscal 1998. The loan loss provision grew as the Company increased its general loan valuation allowance to reflect growth in the construction loan portfolio.

Other Operating Expenses. Other operating expenses increased $2.8 million, or 132.6%, from the first nine months of fiscal 1998 to the first nine months of fiscal 1999. Employee benefit and compensation expense increased $2.3 million in the first nine months of fiscal 1999 compared to the same period in the prior year primarily due to a one-time compensation expense charge of $1.9 million recorded in connection with the payment of the special cash distribution to recipients of unvested awards under the Company's Management Recognition and Development Plan and the payment of the special cash distribution to the unallocated shares in the ESOP. Additionally, compensation expense increased due to recognition of normal expenses associated with the Management Recognition and Development Plan (which was implemented in the current period) and the Company's ESOP and normal payroll growth. The increase in other categories of other operating expenses generally are attributable to increased costs associated with operating as a public company..

Income Taxes. The provision for income taxes was $1.4 million in the first nine months of fiscal 1999 compared to $1.3 million in the first nine months of fiscal 1998. While the cash distribution to the unallocated shares of the ESOP increased expenses for book purposes, it was not fully deductible for tax purposes, hence the increase in provision for taxes in the first nine months of fiscal 1999.

Liquidity and Capital Resources

The Bank's primary sources of funds are customer deposits, fees, proceeds from principal and interest payments on and the sale of loans, maturing or sale of securities and advances from the FHLB of Atlanta. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, securities and loan sales and mortgage prepayments are influenced greatly by general interest rates, economic conditions and competition. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 1999, cash and cash equivalents totaled $18.5 million, or 6.5% of total assets, and investment securities classified as available-for-sale totaled $27.4 million. At June 30, 1999, the Bank also maintained, but did not draw upon, an uncommitted credit facility with the FHLB of Atlanta.

As of June 30, 1999, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 1999, under regulations of the Office of Thrift Supervision, the Bank's actual tangible, core, and risk-based capital ratios were 22.05%, 22.05%, and 37.27% respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

Year 2000

As the year 2000 approaches, the Bank's information and data processing system has been assessed to insure appropriate operation after December 31, 1999. Many such systems in use worldwide may not be able to interpret dates after December 31, 1999 properly because such systems allow only two digits to indicate the year in a date. Programmers initially used a two-digit dating system that has become integrated into applications and hardware which could cause systems to function improperly or fail on January 1, 2000. The problem could reside in computer programs, computer hardware, or electronic devices that reference dates in the course of their functions. Also, the Bank has considered the potential problems that Year 2000 could pose for third party service providers.

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

The Bank's primary data processing provider is FiServ. FiServ has developed a Year 2000 Plan and provides the Bank with periodic updates. FiServ completed all program maintenance associated with its Year 2000 Plan in November, 1998, and has certified that its data processing systems are Year 2000 compliant. FiServ's Year 2000 activities are also monitored by the OTS. The Bank began testing its software and hardware interfaces in conjunction with FiServ's system in November, 1998, and concluded that further testing would be beneficial. That testing was begun in January, 1999 with successful off-line testing of the software and hardware interfaces. A new accounts software upgrade was completed and tested in February, 1999, and a final successful online testing with FiServ was performed in April, 1999. All data processing systems critical to the Bank's operation have now been tested with successful results.

Heritage Federal has utilized third party consultants to analyze its hardware and local area network needs to upgrade the Bank's software interfaces.

FiServ is also monitoring the Year 2000 status of third party vendors providing data exchange functions relating to the Bank. FiServ has developed a comprehensive list of these vendors for its clients and evaluated the vendors as to the critical nature of their functions relating to the Bank. Testing has been completed on vendors considered most critical with tests on important but not critical vendors continuing.

Heritage Federal has identified only one significant commercial borrower with Year 2000 exposure. Heritage requested, received, and reviewed the borrower's certification of compliance. Most of the company's loans are borrower owned, single-family residences and involve minimal Year 2000 risk to the Bank.

With successful testing having been completed in the most critical areas of operations, Heritage is now focusing more attention on employee and customer
awareness of Year 2000 issues and contingency planning.   Employee training and
customer awareness plans have been implemented concentrating on readiness and employee/customer interaction. Contingency plans were successfully tested in July, 1999 to provide for the possibility of FiServ's disfunctionality or the Bank's inability to communicate with FiServ.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 1999 than presented in the Company's Form 10-K for the year ended September 30, 1998.

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

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Not applicable

Item 5.   Other Information
          -----------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)   Exhibits

                (27)   Financial Data Schedule

          (b)   Reports on Form 8-K:

                On May 21,1999, the Registrant filed a Report on Form 8-K disclosing under Item 5 the declaration of a $4.00 per share special cash distribution.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HERITAGE BANCORP, INC.


Date: August 13, 1999            By:  /s/ J. Edwards Wells
                                     ---------------------------------
                                          J. Edward Wells
                                          President and Chief Executive Officer


Date: August 13, 1999            By:  /s/ Edwin I. Shealy
                                     -----------------------------------
                                          Edwin I. Shealy
                                          Treasurer and Chief Financial Officer