Form 10-K405
period 1999-09-30
HERITAGE BANCORP INC /SC/
filed 1999-12-28
CIK 1050884

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-29492

                             HERITAGE BANCORP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                       58-2356162
-------------------------------                          ------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer Identification No.)
 incorporation or organization)


201 W.  Main Street, Laurens, South Carolina                              29360
--------------------------------------------                          -------------
  (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:                    (864)984-4581
                                                                       ---------------

Securities registered pursuant to Section 12(b) of the Act:                 None
                                                                       ---------------

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per share
                                                             --------------------------------------
                                                                           (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X   NO _____
                                               ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

     As of December 6, 1999, there were issued and outstanding 4,363,589 shares of the registrant's common stock. The common stock is listed for trading on the Nasdaq National Market under the symbol "HBSC." Based on the closing price on December 16, 1999, the aggregate value of the Common Stock outstanding held by the nonaffiliates of the registrant was $59,229,000. For purposes of this disclosure, shares of common stock held by persons who hold more that 5% of the outstanding common stock and common stock held by certain officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on February 2, 2000 (Part III).

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


                                     PART I
Item 1.  Business
-----------------

General

     Heritage Bancorp, Inc. ("Company"), a Delaware corporation, was organized in November 1997 for the purpose of becoming the holding company for Heritage Federal Savings and Loan Association, which changed its name to Heritage Federal Bank ("Bank") upon its conversion from a federal mutual savings and loan association to a federal stock savings bank. The Bank's conversion was completed on April 6, 1998 through the sale of 4,628,750 shares of common stock by the Company at a price of $15.00 per share.

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

Market Area and Competition

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

Lending Activities

     General. At September 30, 1999, the Company's total loans receivable portfolio amounted to $295.4 million, or 94.1% of total assets at that date.
The Company has traditionally concentrated its lending activities on mortgage loans, with such loans amounting to $280.9 million, or 95.1% of total loans receivable at September 30, 1999. At that date, $186.5 million, or 63.2%, of the Company's total loans receivable had adjustable interest rates. In addition to one-to four-family mortgage loans, the Company originates construction loans, commercial real estate loans, home equity loans, savings account loans, commercial business loans and consumer loans. All of the Company's mortgage loan portfolio is secured by real estate, either as primary or secondary collateral, located in North Carolina or South Carolina.

     Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio (excluding loans held-for-sale) at the dates indicated. The Company had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

                                                                      At September 30,
                           ---------------------------------------------------------------------------------------------------
                                    1999               1998                1997                1996                1995
                           ---------------------------------------------------------------------------------------------------
                              Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                           ---------- ---------  -------- ---------  -------   -------   -------   -------   -------   -------
                                                                  (Dollars in thousands)
Mortgage loans:
  One- to four-family....... $186,525     63.1%  $173,891     81.9%  $180,609     90.0%  $173,925     90.4%  $167,092     90.2%
  Builder construction......   61,428     20.8     11,261      5.3      2,601      1.3      3,836      2.0      2,735      1.5
  Commercial................   32,981     11.2     14,484      6.8      8,136      4.0      6,450      3.3      7,573      4.1
                             --------    -----   --------    -----   --------    -----   --------    -----   --------    -----
    Total mortgage loans....  280,934     95.1    199,636     94.0    191,346     95.3    184,211     95.7    177,400     95.8
Savings account loans.......    1,127      0.4      1,077      0.5      1,419      0.7      1,146      0.6      1,439      0.8
Home equity loans...........    9,424      3.2      8,925      4.2      8,124      4.0      7,050      3.7      6,429      3.4
Commercial loans............    3,679      1.2      2,785      1.3         --       --         --       --         --       --
Consumer loans..............      187      0.1         --       --         --       --         --       --         --       --
                             --------    -----   --------    -----   --------    -----   --------    -----   --------    -----
    Total loans receivable..  295,351    100.0%   212,423    100.0%   200,889    100.0%   192,407    100.0%   185,268    100.0%
                                         =====               =====               =====               =====               =====

Less:
  Undisbursed loan funds....   41,608              14,514               6,989               8,375               5,995
  Deferred loan origination
    fees....................      373                 360                 363                 412                 424
  Allowance for loan losses.    1,356                 760                 874                 670                 590
                             --------            --------            --------            --------            --------
    Loans receivable, net... $252,014            $196,789            $192,663            $182,950            $178,259
                             ========            ========            ========            ========            ========

  The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses.

                                                          After           After           After
                                                        One Year         3 Years         5 Years
                                        Within           Through         Through         Through         Beyond
                                       One Year          3 Years         5 Years         10 Years       10 Years       Total
                                    -----------       -----------      ----------      ----------      ----------      -----
                                                                             (In thousands)
Mortgage loans:
    One- to four-family............     $   131            $1,763          $2,926         $16,108         $165,597     $186,525
    Builder construction...........      61,428                --              --              --               --       61,428
    Commercial.....................       3,897             2,699           1,915           3,451           21,019       32,981
Savings account loans..............       1,127                --              --              --               --        1,127
Home equity loans..................       9,424                --              --              --               --        9,424
Commercial loans...................       3,679                --              --              --               --        3,679
Consumer loans.....................         187                --              --              --               --          187
                                        -------            ------          ------         -------         --------     --------
    Total..........................     $79,873            $4,462          $4,841         $19,559         $186,616     $295,351
                                        =======            ======          ======         =======         ========     ========


  The following table sets forth the dollar amount of all loans due after September 30, 2000, which have fixed interest rates and have floating or adjustable interest rates.

                                                                              Floating or
                                                                Fixed         Adjustable
                                                                Rates         Rates
                                                            -----------     -------------
                                                                   (In thousands)
          Mortgage loans:
              One- to four-family.........................      $27,541          $158,853
              Builder construction........................           --                --
              Commercial..................................        4,725            24,359
          Savings account loan............................           --                --
          Home equity loans...............................           --                --
          Commercial loans................................           --                --
          Consumer loans..................................           --                --
                                                                -------          --------
                 Total....................................      $32,266          $183,212
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

          One- to Four-Family Real Estate Loans. The Company has concentrated its lending activities on the origination of loans secured by first mortgages on one- to four-family residences located in South Carolina. The Company offers ARM loans at rates and terms competitive with market conditions. At September 30, 1999, $158.9 million, or 85.2%, of the Company's one- to four-family real estate loans were subject to periodic interest rate adjustments. Substantially all of the Company's ARM loans are underwritten and documented in accordance with guidelines established by Freddie Mac, even though the Company originates ARM loans primarily for its own portfolio. The Company originates for its portfolio ARM loans that provide for an interest rate that adjusts every year or that is fixed for three or ten years and then adjusts every year after the initial period. The Company's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 1% and 4%, respectively. The Company's ARM loans adjust based on the National Median Cost of Funds Index. This index is a lagging market index, which means that upward adjustments in this index may occur more slowly than changes in the Company's cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. The Company's ARM loans are typically based on a 30-year amortization schedule. The initial rate on most of the Company's ARM loans is .75% to 1% below the fully indexed rate for the loan.

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

     The Company offers second mortgage loans, although these have become less popular since the introduction of home equity lines of credit. The Company's second mortgage loans have fixed interest rates and terms of up to ten years. At September 30, 1999, the Company had $778,000 of second mortgage loans included in its one- to four-family mortgage loans.

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

     The Company this year began purchasing builder construction loans from two mortgage companies. These loans are secured by residential properties with maturities of one year or less and are made on either a pre-sold or speculative basis. The properties securing these loans are located in various North and South Carolina markets in which the Company buys other first mortgage loans. These loans carry all of the greater risks inherent with construction lending as mentioned above. In addition, brokered loans are generally considered to be riskier than loans that the Company originates itself. To mitigate some of this risk, the Company routinely conducts inspections of the properties under construction.

     At September 30, 1999, the largest amount of construction loans outstanding to one builder was $4.2 million, all of which was for speculative construction.

     Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of commercial real estate properties. The majority of the Company's commercial real estate loans are secured by office buildings, churches, retail shops and warehouses, all of which are located in South Carolina. Occasionally, the Company makes land acquisition and development loans. At September 30, 1999, the Company's largest commercial real estate loan was $1.8 million and is collateralized by commercial and industrial sites at Gaffney, South Carolina.

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

     Savings Account Loans. The Company offers loans secured by savings deposits. At September 30, 1999, loans collateralized by savings accounts totalled $1.1 million, or 0.4% of total loans receivable. Generally, such loans are made up to 90% of the account balance.

     Home Equity Loans. The Company originates home equity loans in the form of lines of credit. At September 30, 1999, the Company had $9.4 million of home equity loans and unused commitments to extend credit under home equity loans of $9.2 million. Most of these loans are made to existing customers. The Company's home equity loans have variable interest rates tied to the prime lending rate as published in The Wall Street Journal. The Company imposes a maximum loan-to-value ratio of 90% after considering the unpaid balances of both the first and second mortgage loans on the collateralized property.

     The Company's home equity loans may have greater credit risk than one-to four-family residential mortgage loans because they are secured by mortgages subordinated to an existing first mortgage on the property, which, in most cases, is held by the Company.

     Consumer Loans. The Company originates consumer loans secured by automobiles, boats and other consumer items, as well as unsecured loans for personal use.

     Loan Solicitation and Processing. The Company's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations come from a number of sources. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Company also uses two mortgage brokers to originate loans. For the year ended September 30, 1999, the Company originated $18.2 million of loans, or 28.8% of total originations, through these brokers. All loans originated through these mortgage brokers are underwritten by the Company pursuant to the Company's underwriting guidelines.

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

     Loan Originations, Purchases and Sales. While the Company originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area. During the years ended September 30, 1999, 1998 and 1997, the Company originated $63.3 million, $67.7 million and $45.1 million of loans, respectively. Of the $63.3 million of loans originated in the year ended September 30, 1999, $45.7 million, or 72.2%, had adjustable rates of interest.

     The Company purchases loans from two South Carolina based mortgage banking companies. These mortgage loans consist of single family residential loans, commercial mortgage loans, and builder construction mortgage loans. Except for single family residential loans written to Freddie Mac guidelines, all loans are underwritten by the Company. All of the properties securing these loans are located in North and South Carolina. The Company anticipates that it will continue to purchase loans from time to time to supplement its own originations.

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

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                                                                  Years Ended September 30,
                                                                   ----------------------------------------------------
                                                                   1999                  1998                    1997
                                                                   ----                  ----                    ----
                                                                                      (In thousands)
Loans originated:
   Mortgage loans:
      One- to four-family.......................................  $ 42,215             $ 43,458                $ 37,020
      Builder construction......................................     5,664                9,850                   2,901
      Commercial................................................    10,699                6,274                   1,958
   Savings account loans........................................       683                  709                   1,128
   Home equity loans............................................     3,788                3,793                   2,139
   Commercial loans.............................................   -------                3,664                      --
   Consumer loans...............................................       241                   --                      --
                                                                  --------             --------                --------
      Total loans originated....................................    63,290               67,748                  45,146
                                                                  --------             --------                --------

Loans purchased:
   Mortgage loans:
      One- to four-family......................................     16,644                3,311                   2,975
      Builder construction.....................................     60,503                6,008                      --
      Commercial...............................................      9,908                5,082                     541
                                                                  --------             --------                --------
         Total loans purchased.................................     87,055               14,401                   3,516
                                                                  --------             --------                --------

Loans sold ....................................................     (2,195)              (1,224)                   (479)

Principal repayments...........................................    (65,120)             (69,301)                (37,660)
Transfer to real estate owned..................................       (102)                (281)                   (996)
Increase (decrease) in other items.............................    (27,703)              (7,408)                  1,231
                                                                  --------             --------                --------

Net increase (decrease) in loans                                  $ 55,225             $  3,935                $ 10,758
   receivable, net.............................................   ========             ========                ========



     Loan Commitments. The Company issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval, depending on the type of transaction. At September 30, 1999, the Company had loan commitments (excluding undisbursed portions of interim construction loans of $41.6 million) of $2.3 million and unused lines of credit of $9.2 million. See Notes 4 and 9 of Notes to the Consolidated Financial Statements.

     Loan Fees. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Company charges loan origination fees which are calculated as a percentage of the amount borrowed or charged as a flat fee on the amount borrowed, depending on the loan program. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. At September 30, 1999, the Company had $373,000 of deferred loan fees. The Company recognized $113,000, $123,000 and $151,000 of deferred loan fees during the years ended September 30, 1999, 1998 and 1997, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

     Nonperforming Assets and Delinquencies. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through additional notices or other means and the Company will attempt to work out a payment schedule. While the Company generally prefers to work with borrowers to resolve such problems, the Company will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

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

                                                                                 At September 30,
                                                   -------------------------------------------------------------------------
                                                   1999               1998           1997             1996             1995
                                                   ----               ----           ----             ----             ----
                                                                                (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Mortgage loans:
      One- to four-family.......................  $ 554              $ 628            $  444           $  679         $  867
      Builder construction......................    121                 89               411              348             40
      Commercial................................     --                 33                33               --             28
   Savings account loans........................     --                 --                --               --             --
   Home equity loans............................     --                 37                46               --             --
   Commercial loans.............................     --                 --                --               --             --
   Consumer loans...............................     --                 --                --               --             --
                                                  -----              -----            ------           ------         ------
      Total of non-accrual loans................    675                787               934            1,027            935

   Real estate owned............................     --                 --               410               86            104
                                                  -----              -----            ------           ------         ------

      Total non-performing assets...............  $ 675              $ 787            $1,344           $1,113         $1,039
                                                  =====              =====            ======           ======         ======

   Restructured loans...........................  $ 423              $ 396            $  732           $  769         $  588
                                                  =====              =====            ======           ======         ======

Nonaccrual loans as a percentage of
   loans receivable, net........................   0.27%              0.40%             0.48%            0.56%          0.52%
Nonaccrual loans as a percentage of
   total assets.................................   0.22%              0.26%             0.38%            0.42%          0.40%
Non-performing assets as a percentage
   of total assets..............................   0.22%              0.26%             0.54%            0.45%          0.44%


  Interest income that would have been recorded for the year ended September 30, 1999 had nonaccruing loans been current in accordance with their original terms amounted to $56,000. The amount of such interest included in interest income on such loans for the year ended September 30, 1999 amounted to $26,000. Interest income that would have been recorded for the year ended September 30, 1999 had restructured loans been current in accordance with their original terms and the amount of interest included in interest income on such loans for that period were, in both cases, immaterial.

  Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure. Subsequent to foreclosure, real estate owned is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 1999, the Company had no real estate owned.

     Restructured Loans. Under generally accepted accounting principles ("GAAP"), the Company is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Company would not otherwise consider. A debt restructuring or loan modification for a borrower does not necessarily always constitute a troubled debt restructuring, however, and a troubled debt restructuring does not necessarily result in a nonaccrual loan. The Company had $423,000 of restructured loans as of September 30, 1999, which consisted of four one- to four-family loans.


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

     The following table sets forth the number and amount of classified loans by loan category at September 30, 1999.

                                                     Loss                      Doubtful                       Substandard
                                             -----------------------     ----------------------        --------------------------
                                              Number        Principal      Number     Principal         Number          Principal
                                             of Loans        Amount       of Loans      Amount         of Loans          Amount
                                             --------        ------       --------      ------         ---------         ------
                                                                          (Dollars in thousands)
Mortgage loans:
   One- to four-family..................         --          $--              2            $ 71            14            $484
   Builder construction.................          1           10              2             102             1               8
   Commercial loans.....................         --           --             --              --            --              --
Savings account loans...................         --           --             --              --            --              --
Home equity loans.......................         --           --             --              --            --              --
Commercial loans........................         --           --             --              --            --              --
Consumer loans..........................         --           --             --              --            --              --
                                              -----        -----           ----            ----          ----            ----
      Total.............................          1          $10              4            $173            15            $492
                                              =====        =====           ====            ====          ====            ====


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

     At September 30, 1999, the Company had an allowance for loan losses of $1,356,000. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

     The following table sets forth an analysis of the Company's allowance for loan losses.

                                                           At or For the Year Ended September 30,
                                                ------------------------------------------------------------
                                                  1999         1998         1997         1996         1995
                                                --------     --------     --------     --------     --------
                                                                   (Dollars in thousands)
Allowance at beginning of period.............   $    760     $    874     $    670     $    590     $    622
                                                --------     --------     --------     --------     --------
Provision for loan losses (recovery of
   allowance)................................        596         (105)         337           (7)          47
                                                --------     --------     --------     --------     --------
Recoveries:
   Mortgage loans:
     One- to four-family.....................         --           --           --           --           --
     Builder construction....................         --           --           --           --           --
     Commercial..............................         --           --           --          115           --
   Savings account loans.....................         --           --           --           --           --
   Home equity loans.........................         --           --           --           --           --
   Commercial loans..........................         --           --           --           --           --
   Consumer loans............................         --           --           --           --           --
                                                --------     --------     --------     --------     --------
     Total recoveries........................         --           --           --          115           --
                                                --------     --------     --------     --------     --------
Charge-offs:
   Mortgage loans:
     One- to four-family.....................         --           --           --           28           --
     Builder construction....................         --           --           --           --           --
     Commercial..............................         --            9          133           --           79
   Savings account loans.....................         --           --           --           --           --
   Home equity loans.........................         --           --           --           --           --
   Commercial loans..........................         --           --           --           --           --
   Consumer loans............................         --           --           --           --           --
                                                --------     --------     --------     --------     --------
     Total charge-offs.......................         --            9          133           28           79
                                                --------     --------     --------     --------     --------
     Net charge-offs.........................         --            9          133          (87)          79
                                                --------     --------     --------     --------     --------
     Balance at end of period................   $  1,356     $    760     $    874     $    670     $    590
                                                ========     ========     ========     ========     ========
Allowance for loan losses as a
  percentage of total loans outstanding
  at end of the period.......................       0.46%        0.36%        0.44%        0.35%        0.32%
Net charge-offs (recoveries) as a
  percentage of average loans
  outstanding during the period..............         --         0.01%        0.07%       (0.05)%       0.05%
Allowance for loan losses as a
  percentage of nonperforming loans
  at end of period...........................     200.89%       96.57%       93.58%       65.24%       63.10%

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

                                                                       At September 30,
                               --------------------------------------------------------------------------------------------------
                                        1999                     1998                   1997                     1996
                               -----------------------  -----------------------  -----------------------  -----------------------
                                             Percent                  Percent                 Percent                  Percent
                                             of Loans                 of Loans                of Loans                 of Loans
                                           in Category              in Category              in Category              in Category
                                             to Total                 to Total                to Total                 to Total
                                 Amount       Loans       Amount       Loans       Amount       Loans       Amount       Loans
                               ----------  -----------  ----------  -----------  ----------  -----------  ----------  -----------
                                                                     (Dollars in thousands)
Mortgage loans:
  One- to four-family........  $      218      63.1%    $      298      81.9%    $      398      90.0%    $      340      90.4%
  Builder construction.......         739      20.8            151       5.3            134       1.3            108       2.0
  Commercial.................         316      11.2            228       6.8            334       4.0            218       3.3
Savings account loans........           0       0.4             --       0.5             --       0.7             --       0.6
Home equity loans............           5       3.2              8       4.2              8       4.0              4       3.7
Commercial loans.............          74       1.2             75       1.3             --        --             --        --
Consumer loans...............           4       0.1             --        --             --        --             --        --
                               ----------    ------     ----------    ------     ----------    ------     ----------    ------
   Total allowance
      for loan losses........  $    1,356     100.0%    $      760     100.0%    $      874     100.0%    $      670     100.0%
                               ==========    ======     ==========    ======     ==========    ======     ==========    ======

                                  At September 30,
                               -----------------------
                                       1995
                               -----------------------
                                             Percent
                                             of Loans
                                           in Category
                                            to Total
                                 Amount       Loans
                               ----------  -----------
                                (Dollars in thousands)
Mortgage loans:
  One- to four-family........  $      434      90.2%
  Builder construction.......          57       1.5
  Commercial.................          86       4.1
Savings account loans........          --       0.8
Home equity loans............          13       3.4
Commercial loans.............          --        --
Consumer loans...............          --        --
                               ----------    ------
   Total allowance
      for loan losses........  $      590     100.0%
                               ==========    ======

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

     The Company's investment policies limit investments to obligations of the U.S. Treasury and U.S. Government agencies, Federal Funds and overnight deposits and mortgage-backed securities, such as those issued by Fannie Mae and Freddie Mac. The Company's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Company's liquidity position, and anticipated cash needs and sources (which, in turn, include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Company's credit and interest rate risk and risk-based capital is also considered.

     The Company purchases investment securities to provide for necessary liquidity for day-to-day operations. The Company also purchases investment securities when investable funds exceed loan demand. In recent years, the

Company's investment securities purchases have been limited to U.S. Treasury and U.S. Government agency obligations.

     The following table sets forth the amortized cost and fair value of the Company's securities, by accounting classification and by type of security, at the dates indicated.

                                                                   At September 30,
                                       --------------------------------------------------------------------------
                                                1999                     1998                       1997
                                       ----------------------    ----------------------    ----------------------
                                       Amortized      Fair       Amortized      Fair       Amortized      Fair
                                         Cost         Value        Cost         Value        Cost         Value
                                       ---------    ---------    ---------    ---------    ---------    ---------
                                                                     (In thousands)
Available for sale:
Investment securities:
   U.S. Treasury obligations.........  $     500    $     500    $   1,506    $   1,515    $   2,010    $   2,008
   U.S. Government agency
      obligations....................     21,999       21,757        2,000        2,009        3,996        3,976
Freddie Mac common stock.............         57        3,549           57        3,374           57        2,406
                                       ---------    ---------    ---------    ---------    ---------    ---------
      Total available for sale.......     22,556       25,806        3,563        6,898        6,063        8,390
                                       ---------    ---------    ---------    ---------    ---------    ---------

Held to maturity:
Investment securities:
   U.S. Government agency
      obligations....................      3,499        3,480       17,112       17,208       15,988       15,954
Mortgage-backed securities:
   Fannie Mae........................        328          325          553          554          788          781
   Freddie Mac.......................         --           --        1,142        1,137        5,877        5,854
   Ginnie Mae........................      9,819        9,900           --           --           --           --
                                       ---------    ---------    ---------    ---------    ---------    ---------
      Total held to maturity.........     13,646       13,705       18,807       18,899       22,653       22,589
                                       ---------    ---------    ---------    ---------    ---------    ---------

                Total................  $  36,202    $  39,511    $  22,370    $  25,797    $  28,716    $  30,979
                                       =========    =========    =========    =========    =========    =========

     The following table sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's debt securities and mortgage-backed securities at September 30, 1999. U.S. Treasury obligations and certain U.S. Government agency obligations are exempt from state taxation. Their yields, however, have not been computed on a tax equivalent basis for purposes of the table.

                                       Less Than One Year         One to Five Years          Five Years or More
                                     ----------------------     ----------------------     ----------------------
                                                  Weighted                   Weighted                   Weighted
                                     Amortized     Average      Amortized     Average      Amortized     Average
                                        Cost        Yield          Cost        Yield          Cost        Yield
                                     ---------    ---------     ---------    ---------     ---------    ---------
                                                                (Dollars in thousands)
Available for sale:
Investment securities:
   U.S. Treasury obligations.......  $     500         7.50%    $      --           --%    $      --           --%
   U.S. Government agency
      obligations..................         --           --        20,999         5.96         1,000         7.33
                                     ---------                  ---------                  ---------
      Total available for sale.....        500         7.50        20,999         5.96         1,000           --
                                     ---------                  ---------                  ---------

Held to maturity:
Investment securities:
   U.S. Government agency
      obligations..................         --           --         3,499         6.10            --           --
Mortgage-backed securities:
   Fannie Mae......................         --           --           328         5.53            --           --
   Ginnie Mae......................         --           --            --           --         9,819         7.50
                                     ---------                  ---------                  ---------
      Total held to maturity.......         --           --         3,827         6.05         9,819         7.50
                                     ---------                  ---------                  ---------

      Total........................  $     500         7.50%    $  24,826         5.75%    $  10,819         7.48%
                                     =========                  =========                  =========

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

     The following table indicates the amount of the Company's jumbo certificate accounts by time remaining until maturity as of September 30, 1999. Jumbo certificate accounts have principal balances of $100,000 or more.

                                                                      Jumbo
                                                                   Certificate
          Maturity Period                                            Accounts
          ---------------                                         --------------
                                                                  (In thousands)

          Three months or less....................................       $17,657
          Over three months through six months....................        15,731
          Over six months through 12 months.......................        12,979
          Over 12 months..........................................        15,145
                                                                         -------
                Total.............................................       $61,512
                                                                         =======

     The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Company between the dates indicated.

                                                                                At September 30,
                                      ----------------------------------------------------------------------------------------------
                                                    1999                               1998                          1997
                                      ----------------------------------  ----------------------------------  ----------------------
                                                               Increase                            Increase
                                        Amount     Percent    (Decrease)    Amount     Percent    (Decrease)    Amount     Percent
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                          (Dollars in thousands)
Passbook accounts.................... $    9,589      4.6%    $     (357) $    9,946      4.8%    $   (1,477) $   11,423      5.3%
NOW and money market accounts........     14,761      7.2         11,306       3,455      1.7           (317)      3,772      1.7
Fixed-rate certificate accounts
 which mature in the year ending:
   Within 1 year.....................    137,618     66.7          4,417     133,201     64.6        (15,658)    148,859     69.1
   After 1 year, but within 2 years..     41,039     19.9        (12,751)     53,790     26.1         12,506      41,284     19.2
   After 2 years, but within 5 years.      3,375      1.6         (2,337)      5,712      2.8         (4,362)     10,074      4.7
                                      ----------   ------     ----------  ----------   ------     ----------  ----------   ------
         Total....................... $  206,382    100.0%    $      278  $  206,104    100.0%    $   (9,308) $  215,412    100.0%
                                      ==========   ======     ==========  ==========   ======     ==========  ==========   ======

     The following table sets forth the amount of time deposits in the Company categorized by rates at the dates indicated.

                                                       At September 30,
                                               ------------------------------
                                                 1999       1998       1997
                                               --------   --------   --------
                                                  (Dollars in thousands)
2.01 - 3.00%............................       $  1,131   $     --   $     --
3.01 - 4.00%............................            347      5,198      5,575
4.01 - 5.00%............................         70,718      2,338      1,218
5.01 - 6.00%............................         96,210    137,246     95,528
6.01 - 7.00%............................         12,693     46,895     92,245
7.01 - 8.00%............................            933      1,026      5,651
                                               --------   --------   --------
         Total..........................       $182,032   $192,703   $200,217
                                               ========   ========   ========

     The following table sets forth the amount of time deposits in the Company categorized by maturities at September 30, 1999.

                                                                  Amount Due
                              ------------------------------------------------------------------------------------
                              Less Than        1 - 2          2 - 3          3 - 4          After
                               One Year        Years          Years          Years         4 Years         Total
                              ---------      ---------      ---------      ---------      ---------      ---------
                                                                  (In thousands)
2.01 - 3.00%..............    $   1,131      $      --      $      --      $      --      $      --      $   1,131
3.01 - 4.00%..............          347             --             --             --             --            347
4.01 - 5.00%..............       51,467         18,025            830            284            112         70,718
5.01 - 6.00%..............       72,821         21,833          1,303            130            123         96,210
6.01 - 7.00%..............       10,919          1,181            593             --             --         12,693
7.01 - 8.00%..............          933             --             --             --             --            933
                              ---------      ---------      ---------      ---------      ---------      ---------
     Total................    $ 137,618      $  41,039      $   2,726      $     414      $     235      $ 182,032
                              =========      =========      =========      =========      =========      =========

     The following table sets forth the deposit activity of the Company for the periods indicated.

                                                        Year Ended September 30,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                             (In thousands)
Beginning balance................................    $206,104    $215,412    $209,730
                                                     --------    --------    --------
Net deposits (withdrawals) before
   interest credited.............................      (8,730)    (18,893)     (3,430)
Interest credited................................       9,008       9,585       9,112
                                                     --------    --------    --------
Net increase (decrease) in deposits..............         278      (9,308)      5,682
                                                     --------    --------    --------
Ending balance...................................    $206,382    $206,104    $215,412
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

     See Note 7 of Notes to the Consolidated Financial Statements for further information on the Bank's borrowings.

Subsidiary Activities

     The only subsidiary of the Company is the Bank. Under OTS regulations, the Bank generally may invest up to 3% of its assets in service corporations, provided that at least one-half of investment in excess of 1% is used primarily for community, inner-city and community development projects. The Bank does not have any subsidiaries.

Personnel

     As of September 30, 1999, the Company had 37 full-time and 4 part-time employees, none of whom is represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

                          REGULATION AND SUPERVISION

General

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB-Atlanta and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on the Company and the Bank.

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. See "Regulation and Supervision--QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and generally would be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the Bank and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

     Prior approval of the OTS is necessary before a "change in control" occurs in a savings and loan holding company such as the Company. A "change in control" may occur upon a person or entity's acquisition (alone or acting in concert) of 10% or more of the Company's stock.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets. In addition, certain activities, such as mergers and acquisitions, and branching, are subject to the pri or approval of the OTS.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% (3% for institutions receiving the highest rating on the CAMELS financial institution examination rating system) leverage ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions generally must deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Tier I (core) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 1999, the Bank met each of its mandated capital requirements.

     The following table presents the Bank's capital position at September 30, 1999.

                                                                               Capital
                                                          Excess      --------------------------
                            Actual        Required     (Deficiency)     Actual         Required
                           Capital        Capital         Amount        Percent        Percent
                         -----------    -----------    -----------    -----------    -----------
                                                 (Dollars in thousands)
Tangible.............    $    63,404    $     4,675    $    58,729        20.3%           1.5%
Core (Leverage)......         63,404          9,350         54,054        20.3            3.0
Risk-based...........         64,749         14,598         50,151        35.5            8.0

     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Bank presently are insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members, including the Bank, approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members beginning on January 1, 2000.

     The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to its termination of deposit insurance.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 1999, the Bank's limit on loans to one borrower was $9.7 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $6 million.

     QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 1999, the Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier I Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (1) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (2) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At June 30, 1999, the Bank was a Tier I Bank. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, safety and soundness, compliance and Community Reinvestment Act examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report.

     Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Bank and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB-Atlanta provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-Atlanta, is required to acquire and hold shares of capital stock in the FHLB-Atlanta in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-Atlanta stock at September 30, 1999, of $1.7 million. FHLB-Atlanta advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.


                                   TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company or the Bank. For its 1999 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the percentage of taxable income method or (ii) the experience method. The reserve for nonqualifying loans was computed using the experience method.

     Congress repealed the reserve method of accounting for bad debts for tax years beginning after 1995 and required savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the experience method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. Thus, the percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the Internal Revenue Service. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a 2-year suspension if the "residential loan requirement" is satisfied.

     Under the residential loan requirement provision, the required recapture will be suspended for each of two successive taxable years, beginning with the Bank's 1996 taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

     Distributions. If the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in its income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

     Delaware. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

     South Carolina. The provisions of South Carolina tax law mirror the Internal Revenue Code, with certain modifications, as it relates to savings and loans and banks. The Bank is subject to South Carolina income tax at the rate of 6%. This rate of tax is imposed on savings banks in lieu of the general state business corporation income tax. The Bank's state income tax returns have not been audited within the last five years.

     For additional information regarding taxation, see Note 8 of Notes to Consolidated Financial Statements contained in this report.

Item 2.  Properties
-------------------

     At September 30, 1999, the net book value of the Company's properties (including land and buildings), fixtures, furniture and equipment was $4.0 million. The following table sets forth certain information regarding the Company's offices at September 30, 1999, all of which are owned.

                                     Year          Approximate
Location                            Opened        Square Footage        Deposits
---------                          --------       --------------      -------------
                                                                      (In thousands)
Main Office                         1995(1)               24,500            $97,413
201 West Main Street
Laurens, SC 29360

Belton Office                       1962                   1,800             62,139
208 Anderson Street
Belton, SC 29627

Ware Shoals Office                  1968                   1,444             21,618
81 North Greenwood Avenue
Ware Shoals, SC 29692

Simpsonville Office                 1977                   3,668             25,212
514 North Main Street
Simpsonville, SC 29681

___________________________
(1) The Bank occupied a smaller facility at the same location from 1955 to 1995.


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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

        The Company's common stock has been listed on the Nasdaq National Market since the Company's initial public offering on April 7, 1998. According to the records of the Company's transfer agent, the Company had approximately 1,300 stockholders of record as of December 6, 1999. This number does not reflect stockholders who hold their shares in "street name." The following table sets forth the high and low sale price of the Company's common stock and dividends paid in each fiscal quarter since the Company's initial public offering.


                                                 High         Low      Dividend
                                               --------     -------    --------
          Fiscal 1999:
              Fourth Quarter.............       $17.500      $16.750       0.15
              Third Quarter..............       $22.875      $16.250       4.00
              Second Quarter.............       $22.500      $20.000       0.15
              First Quarter..............       $21.375      $12.500         --

                                                 High         Low      Dividend
                                               --------     -------    --------
          Fiscal 1998:
              Fourth Quarter.............       $20.000    $16.125         0.15
              Third Quarter..............       $22.375    $19.000           --


Item 6. Selected Financial Data
-------------------------------

                                                                           At September 30,
                                                -----------------------------------------------------------------------
                                                   1999            1998          1997           1996            1995
                                                -----------    -----------    -----------    -----------    -----------
                                                                             (In thousands)
Selected Balance Sheet Data:
Total assets................................    $   313,717    $   304,921    $   247,499    $   244,659    $   233,780
Investment securities.......................         29,305         24,010         24,378         37,892         29,823
Mortgage-backed securities..................         10,147          1,695          6,665          9,726         11,989
Loans receivable, net.......................        252,014        196,789        192,663        182,950        178,259
Loans held for sale.........................            777            849          1,045             --             --
Deposit accounts............................        206,382        206,104        215,412        209,730        201,473
FHLB advances...............................         30,000             --             --          5,000          5,000
Total equity................................         74,582         95,330         29,235         26,740         25,692

                                                                  For the Years Ended September 30,
                                                --------------------------------------------------------------------
                                                  1999           1998           1997           1996           1995
                                                --------       --------       --------       --------       --------
                                                                (In thousands, except per share data)
Selected Operating Data:
Interest income............................     $ 21,588       $ 19,880       $ 17,773       $ 16,974       $ 16,164
Interest expense...........................       11,000         12,010         12,230         12,212         10,431
                                                --------       --------       --------       --------       --------
Net interest income........................       10,588          7,870          5,543          4,762          5,733
Provision for loan losses (recovery of
   allowance)..............................          596           (105)           337             (7)            47
                                                --------       --------       --------       --------       --------
Net interest income after provision for
   loan losses.............................        9,992          7,975          5,206          4,769          5,686
                                                --------       --------       --------       --------       --------
Other income...............................          212            246            202            227            218
Other operating expenses...................        5,817 (1)      2,857          2,362          3,877 (2)      2,379
                                                --------       --------       --------       --------       --------
Income before income taxes.................        4,387          5,364          3,046          1,119          3,525
Provision for income taxes.................        2,031          1,929          1,094            360          1,546
                                                --------       --------       --------       --------       --------
Net income.................................     $  2,356       $  3,435       $  1,952       $    759       $  1,979
                                                ========       ========       ========       ========       ========
Per Share Data:
  Basic earnings (3).......................     $   0.56            N/A            N/A            N/A            N/A
  Diluted earnings (3).....................     $   0.56            N/A            N/A            N/A            N/A
  Cash dividends declared..................     $   0.30       $   0.15            N/A            N/A            N/A
  Cash distribution........................     $   4.00            N/A            N/A            N/A            N/A

__________________________
(1) Includes a $1.9 million compensation charge related to the $4.00 per share cash distribution.
(2) Includes one-time SAIF assessment of $1.2 million.
(3) As the Company's initial public offering closed on April 6, 1998, earnings per share for all fiscal years prior to September 30, 1999 are not presented.

                                                          At or For the Years Ended September 30,
                                                   ---------------------------------------------------
                                                       1999       1998       1997       1996      1995
                                                       ----       ----       ----       ----      ----
Selected Financial Ratios:

Performance Ratios:
Return on average assets (1).......................    0.79%      1.22%      0.80%      0.32%     0.87%
Return on average equity (2).......................    2.64       6.82       6.93       2.87      8.08
Average equity as a percent of average
   assets..........................................   29.71      17.97      11.49      10.99     10.79
Interest rate spread (3)...........................    2.07       1.96       1.76       1.51      2.09
Net interest margin (4)............................    3.62       2.89       2.33       2.04      2.59
Average interest-earning assets to
   average interest-bearing liabilities............    1.41       1.21       1.11       1.10      1.10
Other operating expenses as a
   percent of average total assets.................    1.94       1.02       0.96       1.61      1.05
Dividend payout ratio (5)..........................    53.6         --         --         --        --

Capital Ratios:
Tangible...........................................    20.3       19.4       11.3       10.6      10.8
Core...............................................    20.3       19.4       11.3       10.6      10.8
Risk-based.........................................    35.5       40.8       23.3       22.2      23.1

Asset Quality Ratios:
Nonperforming loans as a percent of
   loans receivable, net (6).......................    0.27       0.40       0.48       0.56      0.52
Nonperforming assets as a percent of
   total assets (7)................................    0.22       0.26       0.54       0.45      0.44
Allowance for loan losses as a percent
   of gross loans receivable.......................    0.46       0.36       0.44       0.35      0.32
Allowance for loan losses as a percent
   of nonperforming loans..........................  200.89      96.57      93.58      65.24     63.10
Net charge-offs as a percent of
   average outstanding loans.......................      --       0.01       0.07      (0.05)     0.05

_______________________
(1)  Net income divided by average total assets.
(2)  Net income divided by average total equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(4)  Net interest income as a percentage of average interest-earning assets.
(5)  Dividends declared per share divided by net income per share.
(6)  Nonperforming loans consist of loans accounted for on a nonaccrual basis.
(7) Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans, but exclude restructured loans.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

General

          Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto contained elsewhere in this report.

Operating Strategy

     The Company's business consists principally of attracting retail deposits from the general public and using these funds to originate mortgage loans secured by one- to four-family residences located in South Carolina. The Company also originates commercial real estate loans, home equity loans, builder construction loans, commercial loans and consumer loans. The Company intends to continue to fund its assets primarily with retail deposits, although FHLB-Atlanta advances are used as a supplemental source of funds.

     The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The level of other operating income and expenses also affects the Company's profitability. Other operating income includes service charges and fees, gain on sale of mortgage loans and gain on sale of investments. Other operating expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses. The Company's results of operations also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

     The Company's business strategy is to operate as a well capitalized, profitable and independent financial institution dedicated to financing home ownership and providing quality customer service. In this fiscal year, the Company sought to reallocate its mortgage lending portfolio loans by increasing its originations of builder construction and commercial real estate loans for the purpose of increasing overall loan yield and size of the loan portfolio. As these types of loans generally present more risk than one- to four-family mortgage loans, the Company has increased its allowance for loan loss. The Company believes that its current mortgage loan portfolio is now balanced to yield an attractive return with acceptable risk and intends to maintain the composition of the portfolio at its approximate current levels. To manage interest risk, the Company will continue to place emphasis on origination of adjustable-rate loans and fixed-rate loans with a maturity of less than fifteen years. While the Company continues to rely heavily on certificates of deposit as its primary source of funds, in fiscal 1999 a greater emphasis was placed on attracting transaction accounts. Consequently, the higher cost of funds generally associated with certificates of deposit has been mitigated by growth in lower cost checking and money market accounts. A lower cost of funds contributes to a higher interest rate spread and increased profitability. However, any future inability to attract and retain lower cost deposits, as well as changes in market interest rates, could lower the Company's interest rate spread and reduce its profitability.

Comparison of Financial Condition at September 30, 1999 and 1998

     Total assets increased $8.8 million, or 2.9%, to $313.7 million from $304.9 million at September 30, 1998. Loans receivable increased $55.2 million, or 28.1%, to $252.0 million from $196.8 million. Builder construction and commercial mortgage loans increased by $68.7 million, or 266.7%. One- to four-family mortgage loans increased $12.6 million or 7.3%. Mortgage-backed securities increased to $10.1 million from $1.7 million. Mortgage-backed securities in the amount of $10.0 million were purchased with FHLB advances. Investment securities increased to $29.3 million from $24.0 million. Growth in brokered loans resulted in a decrease in loan origination fees. Cash and cash equivalents decreased $60.4 million, or 81.7%, to $13.5 million from $73.9 million as the Company used cash during the 1999 fiscal year to fund loan growth, pay a $4.00 per share distribution on June 22, 1999, and purchase investment securities.

     Total liabilities increased $29.5 million, or 14.1%, from $209.6 million to $239.1 million. Deposit accounts increased $278,000, from $206.1 million to $206.4 million. During fiscal 1999, the Company borrowed $30 million in FHLB advances to help fund loan growth and to purchase mortgage-backed securities.

     Total equity decreased $20.7 million, or 21.8%, from $95.3 million to $74.6 million. The decrease is primarily the result of the Company's payment of the cash distribution and the repurchase of shares of its stock.

Comparison of Operating Results for the Years Ended September 30, 1999 and 1998

     Net Income. Net income decreased $1.1 million, or 31.4%, to $2.4 million for the year ended September 30, 1999 from $3.4 million for the year ended September 30, 1998. The decrease in net income was primarily the result of an increase in employee compensation and benefit expense and an increase in data processing fees. The Company paid a cash distribution to stockholders of $4.00 a share on June 22, 1999 that resulted in a one-time charge of $1.9 million to employee compensation and benefit expense.

     Net Interest Income. Net interest income increased $2.7 million, or 34.5%, from fiscal year 1998 to fiscal year 1999, due to an increase in the average balance of interest-earning assets, primarily growth in the loan portfolio, and a decrease in interest expense of $1.0 million, or 8.4%.

     Total interest income increased $1.7 million, or 8.6%, from fiscal 1998 to fiscal 1999. Interest income on loans receivable increased $2.0 million as a result of an increase of $24.9 million, or 12.8%, in the average balance of loans. Yield on the average balance of loans receivable was essentially unchanged. The growth in interest income on loans was partially offset by a reduction in interest income on mortgage-backed securities, as the Company reduced the average balance of these investments. The average balance of interest-earning assets increased to $292.7 million in 1999 from $272.2 million in 1998. The increase in the average balance was due to an increase in the average balance of loans receivable partially offset by a decrease in interest-bearing overnight funds. The yield on the Company's interest-earning assets increased to 7.37% from 7.30% as a result of market trends and the investment of lower yielding overnight funds into higher yielding loans.

     Total interest expense decreased $1.0 million, or 8.4%, from fiscal 1998 to fiscal 1999. The average balance of interest-bearing liabilities decreased $17.4 million, or 7.7%, while the average rate paid decreased to 5.30% from 5.34%. Interest paid on passbook, NOW and money market accounts increased a total of $104,000 primarily because of an increase in the average balance and rate of such accounts. Interest paid on certificates of deposit decreased $1.3 million because of a decrease in the average balance of such accounts. This was partially offset by an increase in the average rate paid on certificates of deposit to 5.55% from 5.53%. Interest paid on FHLB advances was $203,000 for fiscal 1999 compared to no interest paid in fiscal 1998.

     Provision for Loan Losses. Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral and prior loan loss experience. The provision for loan losses was $596,000 in fiscal year 1999 compared with a net recovery of $105,000 in fiscal 1998. At September 30, 1999, the Company's allowance for loan losses totaled $1.4 million, which equaled 0.54% of total loans. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses or that actual losses will not exceed the estimated amounts.

     Other Income. Other income decreased $34,000, or 13.8%, to $212,000 for fiscal 1999 from $246,000 for fiscal 1998. Substantially all of the Company's other income is derived from service charges and fees. Service charges and fees totaled $188,000 in fiscal 1999 compared with $228,000 in fiscal 1998. Growth in brokered loans resulted in a decrease in loan origination fees. Gain on sale of mortgage loans increased to $43,000 in fiscal 1999 from $18,000 in fiscal 1998 as a result of an increase in loan sales in 1999. The Company had a loss of $20,000 on sale of investments in fiscal 1999 compared to no loss on sale of investments in fiscal 1998.

     Other Operating Expenses. Other operating expenses were $5.8 million in fiscal 1999 compared to $2.9 million in fiscal 1998. Employee compensation and benefits expense increased $2.4 million, or 138.5%, primarily as a result of a $4.00 a share cash distribution on June 22, 1999 to stockholders of record that resulted in a one-time charge of $1.9 million to employee compensation and benefit expense. The increase is also the result of compensation expenses associated with the Management Recognition and Development Plan and normal payroll growth.

     Income Taxes. The provision for income taxes increased to $2.0 million for fiscal 1999 from $1.9 million for fiscal 1998. Although income before income taxes decreased for fiscal 1999, a portion of the cash distribution charge to compensation expense was not deductible for income tax purposes.

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

     Total interest income increased $2.1 million, or 11.9%, from fiscal 1997 to fiscal 1998. Interest income on loans receivable increased $756,000 largely as a result of an increase of $5.5 million, or 2.9%, in the average balance of loans and a 16 basis point increase in the yield on loans receivable for the year ended September 30, 1998. The growth in interest income on loans was partially offset by a reduction in interest income on mortgage-backed securities, as the Company reduced the average balance and yield of these investments. The average balance of interest-earning assets increased to $272.2 million in 1998 from $237.9 million in 1997. The increase in the average balance was due in part to funds received from the proceeds of the initial public offering and an increase in the average balance of loans receivable. The yield on the Company's interest-earning assets decreased to 7.30% from 7.47% as a result of market trends and the investment of the offering proceeds in lower yielding, short term investments.

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

                                                                           For the Years Ended September 30,
                                                       -------------------------------------------------------------------------
                                                                       1999                                   1998
                                                       -------------------------------------------------------------------------
                                                                    Interest    Average                   Interest     Average
                                                        Average        and       Yield/     Average          and        Yield/
                                                        Balance    Dividends     Cost       Balance       Dividends     Cost
                                                       --------    ---------    ------     --------       ---------    ------
                                                                                (Dollars In thousands)
Interest-earning assets:
   Loans receivable, net (1)........................   $220,162      $17,834       8.10%    $195,232          $15,790     8.09%
   Mortgage-backed securities.......................      1,424          105       7.36        4,268              208     4.87
   Investment securities (2)........................     23,163        1,225       5.29       27,104            1,442     5.32
   FHLB stock.......................................      1,883          142       7.53        2,042              149     7.31
   Federal funds sold and overnight
      deposits......................................     46,109        2,282       4.95       43,546            2,291     5.26
                                                       --------    ---------     ------     --------       ----------    -----
      Total interest-earning assets.................    292,741       21,588       7.37      272,192           19,880     7.30
                                                                   ---------     ------                    ----------    -----
Noninterest-earning assets..........................      7,452                                8,219
                                                       --------                             --------
      Total average assets..........................   $300,193                             $280,411
                                                       ========                             ========

Interest-bearing liabilities (3):
   Passbook accounts................................   $  9,921          297       3.00     $ 11,025              304     2.27
   NOW and money market accounts....................      9,699          201       2.07        3,966               90     2.76
   Certificates of deposit..........................    185,585       10,299       5.55      209,893           11,616     5.53
                                                       --------    ---------     ------     --------       ----------    -----
      Total deposits................................    205,205       10,797       5.26      224,884           12,010     5.34

   FHLB advances....................................      2,329          203         --           --               --       --
                                                       --------    ---------     ------     --------       ----------    -----
      Total interest-bearing liabilities............    207,534       11,000       5.30      224,884           12,010     5.34
                                                                   ---------     ------                    ----------    -----
Noninterest-bearing liabilities.....................      3,471                                5,125
                                                       --------                             --------
      Total average liabilities.....................    211,005                              230,009
                                                       --------                             --------
Average equity......................................     89,188                               50,402
                                                       --------                             --------
   Total average liabilities and
      equity........................................   $300,193                             $280,411
                                                       ========                             ========
Net interest income.................................                 $10,588                                  $ 7,870
                                                                     =======                                  =======
Interest rate spread................................                               2.07%                                  1.96%
                                                                                   ====                                   ====
Net interest margin.................................                               3.62%                                  2.89%
                                                                                   ====                                   ====
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities......................................      1.41x                                1.21x

                                                 For The Years Ended September 30,
                                                 --------------------------------
                                                              1997
                                                 --------------------------------
                                                             Interest     Average
                                                 Average        And        Yield/
                                                 Balance     Dividends      Cost
                                                 --------    ---------    -------
Interest-earning assets:
   Loans receivable, net (1)................     $189,689      $15,034       7.93%
   Mortgage-backed securities...............        8,401          450       5.36
   Investment securities (2)................       32,397        1,856       5.73
   FHLB stock...............................        2,042          148       7.25
   Federal funds sold and overnight
      deposits..............................        5,335          285       5.34
                                                 --------      -------       ----
      Total interest-earning assets.........      237,864       17,773       7.47
                                                               -------       ----
Noninterest-earning assets..................        7,315
                                                 --------
      Total average assets..................     $245,179
                                                 ========

Interest-bearing liabilities (3):
   Passbook accounts........................     $ 11,561          340       2.94
   NOW and money market accounts............        3,751           89       2.37
   Certificates of deposit..................      195,853       11,575       5.91
                                                 --------      -------       ----
      Total deposits........................      211,165       12,004       5.68
   FHLB advances............................        3,082          226       7.33
                                                 --------      -------       ----
      Total interest-bearing liabilities....      214,247       12,230       5.71
                                                               -------       ----
Noninterest-bearing liabilities.............        2,759
                                                 --------
      Total average liabilities.............      217,006
                                                 --------
Average equity..............................       28,173
                                                 --------
   Total average liabilities and
      equity................................     $245,179
                                                 ========
Net interest income.........................                   $ 5,543
                                                               =======
Interest rate spread........................                                 1.76%
                                                                             ====
Net interest margin.........................                                 2.33%
                                                                             ====
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities..............................        1.11x

____________________
(1) Loans receivable, net includes loans held-for-sale and nonaccrual loans. Interest on loans receivable does not include interest on nonaccrual loans.
(2) Yield information does not give affect to changes in fair value that are reflected as a component of equity.
(3)  Does not include escrow balances.

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

                                                        1999 Compared to 1998                      1998 Compared to 1997
                                                 -----------------------------------       -------------------------------------
                                                  Increase (Decrease)                       Increase (Decrease)
                                                        Due to                                     Due to
                                                 -------------------                       ---------------------
                                                   Rate      Volume            Net          Rate          Volume          Net
                                                 ------      -------         -------       -----         -------        --------
                                                                                  (In thousands)
Interest-earning assets:
   Loans receivable, net (1)..................   $   20     $ 2,024          $ 2,044       $ 309          $  447          $  756
   Mortgage-backed securities.................      344        (447)            (103)        (38)           (204)           (242)
   Investment securities......................       (8)       (209)            (217)       (126)           (288)           (414)
   FHLB stock.................................        5         (12)              (7)          1              --               1
   Federal funds sold and overnight
      deposits................................    1,206      (1,215)              (9)         (4)          2,010           2,006
                                                 ------      ------          -------       -----         -------        --------
Total net change in income on interest-
   earning assets.............................    1,567         141            1,708         142           1,965           2,107
                                                 ------      ------          -------       -----         -------        --------
Interest-bearing liabilities:
   Passbook accounts..........................       35         (42)              (7)        (20)            (16)            (36)
   NOW and money market accounts..............       (7)        118              111          (4)              5               1
   Certificates of deposit....................       42      (1,359)          (1,317)       (355)            396              41
                                                 ------      ------          -------       -----         -------        --------
      Total average deposits..................       70      (1,283)          (1,213)       (379)            385               6
   FHLB advances..............................       --         203              203          --            (226)           (226)
                                                 ------      ------          -------       -----         -------        --------

Total net change in expense on interest-
   bearing liabilities........................       70      (1,080)          (1,010)       (379)            159            (220)
                                                 ------      ------          -------       -----         -------        --------
Net change in net interest income.............   $1,497      $1,221           $2,718       $ 521          $1,806          $2,327
                                                 ======      ======           ======       =====         =======        ========

__________________________
(1)  Does not include interest on nonaccrual loans.


Asset and Liability Management

     Quantitative Aspects of Market Risk. The Company does not maintain a trading account for any class of financial instrument nor does the Company engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Company's interest-earning assets and interest-bearing liabilities, see the tables under "Lending Activities--Maturity of Loan Portfolio," "--Investment Activities" and "--Deposit Activities and Other Sources of Funds."

     Qualitative Aspects of Market Risk. The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Company's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one-to-four-family mortgage loans with terms over 15 years. In addition, the Company maintains an investment portfolio of U.S. Treasury and U.S. Government agency obligations with contractual maturities of between one and five years. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

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

     The following table is provided by the FHLB and sets forth the change in the Company's NPV at September 30, 1999, based on FHLB assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

           Basis Point ("bp")           Estimated Change in
            Change in Rates             Net Portfolio Value
           ------------------           -------------------
                                           (In thousands)

                 +300                          (14,340)
                 +200                           (8,538)
                 +100                           (3,796)
                    0                               --
                 (100)                           3,184
                 (200)                           5,734
                 (300)                           7,431

     The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at September 30, 1999 would reduce the Company's NPV by approximately $8.5 million, or 12.4%, at that date.

     The following table prepared with information supplied by the FHLB presents the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity.

                                                                                        After 3
                                                       Within         One Year          Years to        Beyond 5
                                                       1 Year         to 3 Years        5 Years           Years           Total
                                                    ------------      -----------      ---------       ---------       -----------
                                                                                (Dollars in thousands)
Interest-earning assets:
   Loans receivable................................     $ 92,142         $107,430        $19,432         $35,142          $254,146
   Mortgage-backed securities......................          328            9,819             --              --            10,147
   Investment securities...........................           --               --         29,305              --            29,305
   FHLB stock......................................        1,690               --             --              --             1,690
   Federal funds sold and
      overnight deposits...........................       11,185               --             --              --            11,185
                                                        --------         --------        -------         -------          --------
      Total interest-earning assets................     $105,345         $117,249        $48,737         $35,142          $306,473
                                                        ========         ========        =======         =======          ========

Interest-bearing liabilities:
   Passbook accounts...............................     $    853         $  3,253        $ 1,614         $ 3,869          $  9,589
   NOW and money market accounts...................        5,387            6,410          1,071           1,893            14,761
   Certificates of deposit.........................       50,388          130,995            649              --           182,032
                                                        --------         --------        -------         -------          --------
      Total deposits...............................       56,628          140,658          3,334           5,762           206,382

FHLB advances......................................       24,000               --             --           6,000            30,000
                                                        --------         --------        -------         -------          --------
      Total interest-bearing liabilities...........     $ 80,628         $140,658        $ 3,334         $11,762          $236,382
                                                        ========         ========        =======         =======          ========

Interest sensitivity gap per period................       24,717          (23,409)        45,403          23,380            70,091
Cumulative interest sensitivity gap................       24,717            1,308         46,711          70,091
Percentage of cumulative gap to
   total earning assets............................          8.1%             0.4%          15.2%           22.9%
Cumulative ratio of interest sensitive
   assets to interest sensitive liabilities........         1.31%            0.83%         14.62%           2.99%


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

     The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 1999, cash and cash equivalents totalled $13.5 million, or 4.3% of total assets, and investment securities classified as available-for-sale totalled $25.8 million. At September 30, 1999, the Company also maintained a credit facility of $47.1 million with the FHLB-Atlanta. The Company has not drawn on this credit facility.

     OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Company's actual liquidity ratio at September 30, 1999 was 23.85%.

     The Company's primary investing activity is the origination of one- to four-family mortgage loans. During the years ended September 30, 1999, 1998 and 1997, the Company originated $42.2 million, $43.5 million and $37.0 million of such loans, respectively. At September 30, 1999, the Company had loan commitments totalling $2.3 million, unused lines of credit of $9.2 million and undisbursed loans in process totalling $41.6 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 1999 totalled $137.6 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

     OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of September 30, 1999, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 20.3%, 20.3% and 35.5%, respectively.

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

     Year 2000 risk is present in virtually all of the Bank's normal operating activities. To confront these risks, the Bank has developed a Year 2000 Plan, which has been reviewed by senior management and the Board of Directors. The plan contains a review of Bank systems that could be affected by Year 2000 problems along with an assessment of the potential impact that Year 2000 system problems could pose to the Bank's normal operation. Management categorized Year 2000 potential risks as critical, important, or noncritical. Critical issues were those that would cause the Bank to lose its data communication and data processing capability and thus render normal operations virtually impossible. Noncritical issues were those that would pose an inconvenience but could be readily remediated through a manual or alternate processing system. Important issues were those that would cause some disruption to administrative or management functions but would cause no immediate operational problems and could be handled easily in a non-automated manner.

     Management has determined the more critical aspects of the Bank's operations that could be affected are the Bank's interaction with its data processing provider and the proper operation of its internal computer system. While other areas of concern, such as payroll and accounting services and mortgage escrow and tax services could pose some inconvenience and delays in normal operations, problems in those areas would be noncritical and could be readily corrected.

     The Bank has requested and received Year 2000 readiness certifications from third party service providers whose services have been deemed critical to Bank operations. For critical systems, contingency plans have been developed that make provisions for alternate and/or manual processing. These plans are being prepared for four possible scenarios ranging from minor system anomalies to complete system dysfunctionality. The worst case scenario would be the inability to use the internal computer system, the inability to communicate with the data processing provider, and the data processing provider's dysfunctionality. Management feels that its preparation exceeds what is necessary for the most reasonably likely worst case scenario.

     The Office of Thrift Supervision has conducted three independent audits of the Bank's Year 2000 progress. As a part of their regulatory oversight of all thrift institutions, the OTS conducted a final interview audit in November 1999.

     The Bank's primary data processing provider is FiServ. FiServ has developed a Year 2000 Plan and provides the Bank with periodic updates. FiServ completed all program maintenance associated with its Year 2000 Plan in November 1998, and has certified that its data processing systems are Year 2000 compliant. FiServ's Year 2000 activities are also monitored by the OTS. The Bank began testing its software and hardware interfaces in conjunction with FiServ's system in November, 1998, and concluded that further testing would be beneficial. That testing was begun in January, 1999 with successful off-line testing of the software and hardware interfaces. A new accounts software upgrade was completed and tested in February, 1999, and a final successful online testing with FiServ was performed in April, 1999. By September, 1999, hardware was added to upgrade data processing report reception, and climate control in the main office. All data processing systems critical to the Bank's operation have now been successfully tested.

     The Bank has utilized third party consultants to analyze its hardware and local area network needs to upgrade the Bank's software interfaces.

     FiServ is also monitoring the Year 2000 status of third party vendors providing data exchange functions relating to the Bank. FiServ has developed a comprehensive list of these vendors for its clients and evaluated the vendors as to the critical nature of their functions relating to the Bank. Testing has been completed on vendors considered most critical with tests on important but noncritical vendors continuing.

     The Bank has identified only one significant commercial borrower with Year 2000 exposure. The Company requested, received, and reviewed the borrower's certification of compliance. Most of the Company's loans are borrower owned, single-family residences and involve minimal Year 2000 risk to the Bank.

     With successful testing having been completed in the most critical areas of operations, the Company continues to focus attention on employee and customer awareness of Year 2000 issues and contingency planning. Employee training and customer awareness plans have been implemented concentrating on readiness and employee/customer interaction. Contingency plans were successfully tested in July 1999 to provide for the possibility of FiServ's dysfunctionality or the Bank's inability to communicate with FiServ and continue to be monitored.

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


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Executive Officers

     The following table sets forth certain information regarding the executive officers of the Company.

Name                        Age (1)      Position
----                        -------      --------

J. Edward Wells...........    60         Chairman of the Board, President,
                                         Chief Executive Officer and Secretary
Edwin I. Shealy...........    52         Chief Financial Officer and Treasurer

    The following table sets forth certain information regarding the executive officers of the Bank.

Name                        Age (1)      Position
----                        -------      ------------

J. Edward Wells.........      60         President, Chief Executive Officer and
                                         Director
Edwin I. Shealy.........      52         Chief Financial Officer and Treasurer
James H. Wasson, Jr.....      55         Vice President and Secretary
John M. Swofford........      54         Vice President
Will B. Ferguson........      42         Vice President

______________________
(1)  As of September 30, 1999.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Proxy Statement.

     (b)  Security Ownership of Management

          The information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Proxy Statement.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules,  and Reports on Form 8-K
---------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     1.    Financial Statements
                                                                            Page
                                                                            ----

           Independent Auditors' Report...................................   F-1
           Consolidated Balance Sheets as of September 30, 1999 and 1998.. F-2 Consolidated Statements of Income for the Years Ended
            September 30, 1999, 1998 and 1997............................    F-3
           Consolidated Statements of Stockholders' Equity
            for the Years Ended September 30, 1999, 1998 and 1997........    F-4
           Consolidated Statements of Cash Flows for the Years Ended
            September 30, 1999, 1998 and 1997............................    F-5
           Notes to Consolidated Financial Statements.....................   F-7

     2.    Financial Statement Schedules

     All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

     3.    Exhibits

     The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated by reference herein.

           3.1  Certificate of Incorporation of Heritage Bancorp, Inc.
                (incorporated by reference to Exhibit 3.1 to the Company's
                Registration Statement on Form S-1 (File No. 333-41857))
           3.2  Bylaws of Heritage Bancorp, Inc. (incorporated by reference to
                Exhibit 3.2 to the Company's Registration Statement on Form S-1
                (File No. 333-41857))
          10.1  Employment Agreement with J. Edward Wells (incorporated by reference to the Company's Form 10-K for the year ended
                September 30, 1998)
          10.2  Form of Severance Agreement for Executive Officers (incorporated by reference to the Company's Form 10-K for the year ended
                September 30, 1998)
          10.3  Heritage Federal Bank Employee Severance Compensation Plan
                (incorporated by reference to the Company's Form 10-K for the year ended September 30, 1998)
          10.4  Heritage Bancorp, Inc. 1998 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8
                (File No. 333-77303))
          10.5  Heritage Bancorp, Inc. Management Recognition and Development
                Plan (incorporated by reference to the Company's Registration
                Statement on Form S-8 (File No. 333-77303))
          21    Subsidiaries of the Registrant
          23    Consent of Independent Auditors
          27    Financial Data Schedule

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                             Deloitte & Touche LLP
                            1200 NationsBank Plaza
                            7 North Laurens Street
                       Greenville, South Carolina 29601
                           telephone: (864) 240-5700
                           facsimile: (864) 235-8563

INDEPENDENT AUDITORS' REPORT


Board of Directors
Heritage Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Heritage Bancorp, Inc. and its subsidiary (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP

November 5, 1999
Greenville, South Carolina

HERITAGE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND 1998
(In Thousands of Dollars)
--------------------------------------------------------------------------------

ASSETS                                                                                            1999          1998

Cash                                                                                            $  2,341      $  1,917
Federal funds sold and overnight interest-bearing deposits                                        11,185        72,003
                                                                                                --------      --------
      Total cash and cash equivalents                                                             13,526        73,920
Investment securities (Note 2):
  Held-to-maturity - at amortized cost (fair value:  1999 - $3,480; 1998 - $17,208)                3,499        17,112
  Available-for-sale - at fair value (amortized cost:  1999 - $22,556; 1998 - $3,563)             25,806         6,898
Mortgage-backed securities - held to maturity - at amortized cost (fair value:
  1999 - $10,225; 1998 - $1,691) (Note 3)                                                         10,147         1,695
Loans receivable - net (Notes 4 and 7)                                                           252,014       196,789
Loans held-for-sale - at lower of cost or market (market value:  1999 - $788;
  1998 - $869)                                                                                       777           849
Office properties and equipment - net (Note 5)                                                     4,033         4,103
Federal Home Loan Bank Stock - at cost (Note 7)                                                    1,690         2,042
Accrued interest receivable                                                                        1,948         1,335
Other assets                                                                                         277           178
                                                                                                --------      --------
TOTAL                                                                                           $313,717      $304,921
                                                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposit accounts (Note 6)                                                                     $206,382      $206,104
  Advances from FHLB (Note 7)                                                                     30,000             -
  Accrued interest on deposit accounts                                                               446           359
  Other liabilities (Note 8)                                                                       2,307         3,128
                                                                                                --------      --------
      Total liabilities                                                                          239,135       209,591
                                                                                                --------      --------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Common stock of $0.01 par value per share. Authorized 10,000,000 shares, issued 4,628,750 shares and outstanding 4,426,770 shares and 4,628,750 at
    September 30, 1999 and 1998, respectively                                                         46            46
  Additional paid-in capital                                                                      51,214        67,987
  Retained income - substantially restricted (Notes 8 and 12)                                     31,700        30,565
  Unallocated ESOP shares (Note 10)                                                               (4,164)       (5,369)
  Unearned MRDP shares (Note 11)                                                                  (2,600)            -
  Treasury stock (Note 12)                                                                        (3,661)            -
  Accumulated other comprehensive income                                                           2,047         2,101
                                                                                                --------      --------
      Total stockholders' equity                                                                  74,582        95,330
                                                                                                --------      --------
TOTAL                                                                                           $313,717      $304,921
                                                                                                ========      ========

See notes to consolidated financial statements.

HERITAGE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
(In Thousands of Dollars, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                                       Years Ended September 30,
                                                                                ---------------------------------------
                                                                                   1999           1998          1997
INTEREST INCOME:
  Loans                                                                         $   17,833      $ 15,790      $ 15,034
  Investment securities and other                                                    3,650         3,882         2,289
  Mortgage-backed securities                                                           105           208           450
                                                                                ----------      --------      --------
          Total interest income                                                     21,588        19,880        17,773
                                                                                ----------      --------      --------
INTEREST EXPENSE:
  Deposits (Note 6)                                                                 10,797        12,010        12,004
  Federal Home Loan Bank borrowings                                                    203             -           226
                                                                                ----------      --------      --------
          Total interest expense                                                    11,000        12,010        12,230
                                                                                ----------      --------      --------
NET INTEREST INCOME                                                                 10,588         7,870         5,543

PROVISION FOR LOAN LOSSES (RECOVERY OF
  ALLOWANCE) (Note 4)                                                                  596          (105)          337
                                                                                ----------      --------      --------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                                        9,992         7,975         5,206
                                                                                ----------      --------      --------
OTHER INCOME:
  Service charges and fees                                                             188           228           205
  Gain on sale of mortgage loans held-for-sale                                          43            18             6
  Loss on sale of investments available-for-sale                                       (20)            -           (13)
  Other income, net                                                                      1             -             4
                                                                                ----------      --------      --------
          Total other income                                                           212           246           202
                                                                                ----------      --------      --------
OTHER OPERATING EXPENSES:
  Employee compensation and benefits (Note 10 and 11)                                4,086         1,713         1,450
  Deposit insurance premiums                                                           148           124           234
  Occupancy and equipment expense                                                      427           413           397
  Data processing - service bureau fees                                                202           134           132
  Office supplies, postage, printing, etc.                                             116           101            81
  Professional fees                                                                    280            82            56
  Advertising and promotions                                                            50            26            24
  Loss (income) from real estate operations
                                                                                        (8)           69          (167)
  Other                                                                                516           195           155
                                                                                ----------      --------      --------
          Total other operating expenses                                             5,817         2,857         2,362
                                                                                ----------      --------      --------
INCOME BEFORE INCOME TAXES                                                           4,387         5,364         3,046

PROVISION FOR INCOME TAXES (Note 8)                                                  2,031         1,929         1,094
                                                                                ----------      --------      --------
NET INCOME                                                                      $    2,356      $  3,435      $  1,952
                                                                                ==========      ========      ========
PER SHARE DATA (Note 1):
  Basic earnings per share                                                      $     0.56         N/A           N/A
                                                                                ==========
  Weighted average shares outstanding - basic                                    4,179,576
                                                                                ==========
  Earnings per share assuming dilution                                          $     0.56         N/A           N/A
                                                                                ==========
  Weighted average shares outstanding - assuming dilution                        4,246,523
                                                                                ==========

See notes to consolidated financial statements.

HERITAGE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
(In Thousands of Dollars)
--------------------------------------------------------------------------------

                                                                   Additional   Unallocated   Unearned
                                                  Common Stock       Paid-In       ESOP         MRDP    Retained  Treasury
                                               ------------------
                                                Shares    Amount     Capital      Shares       Shares    Income     Stock
BALANCE, SEPTEMBER 30, 1996                                                                             $ 25,817
                                                                                                        --------
  Comprehensive income:
    Net income                                                                                             1,952
    Net unrealized gain on available-for-sale
      securities, net of reclassification
      adjustment                                                                                               -
                                                                                                        --------
  Total comprehensive income                                                                               1,952
                                                                                                        --------

BALANCE, SEPTEMBER 30, 1997                                                                               27,769
                                                                                                        --------
  Comprehensive income:
    Net income                                                                                             3,435
    Net unrealized gain on available-for-sale
      securities, net of reclassification
      adjustment                                                                                               -
                                                                                                        --------
  Total comprehensive income                                                                               3,435
                                                                                                        --------

  Net proceeds of common stock issued            4,629    $   46    $ 67,930     $ (5,555)                     -
  Shares released from ESOP                          -         -          57          186                      -
  Dividends declared                                 -         -           -            -                   (639)
                                               -------    ------    --------     --------               --------
BALANCE, SEPTEMBER 30, 1998                      4,629        46      67,987       (5,369)                30,565

  Comprehensive income:
    Net income                                       -         -           -            -                  2,356
    Net unrealized loss on available-for-sale
      securities, net of reclassification
      adjustment                                     -         -           -            -                      -
                                                                                                        --------
  Total comprehensive income                         -         -           -            -                  2,356
                                                                                                        --------
  Shares released from ESOP                          -         -         291        1,205                      -
  Dividends on common stock                          -         -           -            -                 (1,221)
  Common stock repurchased                        (387)        -           -            -                      -  $ (7,479)
  Issuance of treasury stock to MRDP               185         -        (346)           -     $(3,472)         -     3,818
  Vesting of MRDP shares                             -         -           -            -         283          -         -
  Cash distribution                                  -         -     (16,718)           -         589          -         -
                                               -------    ------    --------     --------     -------   --------  --------

BALANCE, SEPTEMBER 30, 1999                      4,427    $   46    $ 51,214     $ (4,164)    $(2,600)  $ 31,700  $ (3,661)
                                               =======    ======    ========     ========     =======   ========  ========


                                              Accumulated
                                                 Other
                                             Comprehensive
                                                 Income           Total
BALANCE, SEPTEMBER 30, 1996                     $    923         $ 26,740

  Comprehensive income:
    Net income                                         -            1,952
    Net unrealized gain on available-for-sale
      securities, net of reclassification
      adjustment                                     543              543
                                                --------         --------
  Total comprehensive income                         543            2,495
                                                --------         --------

BALANCE, SEPTEMBER 30, 1997                        1,466           29,235
                                                --------         --------

  Comprehensive income:
    Net income                                         -            3,435
    Net unrealized gain on available-for-sale
      securities, net of reclassification
      adjustment                                     635              635
                                                --------         --------
  Total comprehensive income                         635            4,070
                                                --------         --------

  Net proceeds of common stock issued                  -           62,421
  Shares released from ESOP                            -              243
  Dividends declared                                   -             (639)
                                                --------         --------

BALANCE, SEPTEMBER 30, 1998                        2,101           95,330
                                                --------         --------
  Comprehensive income:
    Net income                                         -            2,356
    Net unrealized loss on available-for-sale
      securities, net of reclassification
      adjustment                                     (54)             (54)
                                                --------         --------
  Total comprehensive income                         (54)           2,302
                                                --------         --------

  Shares released from ESOP                            -            1,496
  Dividends on common stock                            -           (1,221)
  Common stock repurchased                             -           (7,479)
  Issuance of treasury stock to MRDP                   -                -
  Vesting of MRDP shares                               -              283
  Cash distribution                                    -          (16,129)
                                                --------         --------

BALANCE, SEPTEMBER 30, 1999                     $  2,047         $ 74,582
                                                ========         ========

See notes to consolidated financial statements.

HERITAGE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
(In Thousands of Dollars)

--------------------------------------------------------------------------------

                                                                                       Years Ended September 30,
                                                                                 -------------------------------------
                                                                                    1999          1998          1997
OPERATING ACTIVITIES:
  Net income                                                                     $   2,356     $   3,435     $   1,952
  Adjustments to reconcile net income to net cash provided by operating activities:
    Deferred income taxes                                                             (481)          (72)          528
    Release of ESOP shares                                                           1,496           243             -
    Vesting of MRDP shares                                                             283             -             -
    Loss on sale of available-for-sale securities                                       20             -            13
    (Accretion) amortization of premium on investment and
      mortgage-backed securities                                                         -            (7)           30
    Gain on sale of loans held-for-sale                                                (44)          (18)           (6)
    Amortization of net deferred income                                               (113)         (123)         (151)
    Provision for loan losses (recovery of allowance)                                  596          (105)          337
    Proceeds from the sale of loans held-for-sale                                    2,239         1,243           485
    Purchase of loans held-for-sale                                                      -             -        (1,051)
    Originations of loans held-for-sale                                             (2,252)       (1,225)         (486)
    Principal repayments on loans held-for-sale                                        149           195             7
    Depreciation on office properties and equipment                                    276           276           280
    Gain on sale of property                                                            (6)            -             -
    Provision for losses on real estate acquired in settlement of loans                  -            28            15
    Loss (gain) on sales of real estate acquired in settlement of loans                 (7)           34          (191)
    (Increase) decrease in accrued interest receivable and other assets               (659)          (99)          199
    Decrease in accrued interest payable and other liabilities                        (275)         (359)       (1,184)
                                                                                 ---------     ---------     ---------
          Net cash provided by operating activities                                  3,578         3,446           777
                                                                                 ---------     ---------     ---------

INVESTING ACTIVITIES:
  Proceeds from maturities and calls of available-for-sale investment
    securities                                                                       2,000         4,000         8,100
  Proceeds from maturities and calls of held-to-maturity investment
    securities                                                                      13,615        16,000         8,500
  Proceeds from the sale of available-for-sale investment securities                 2,980             -         1,737
  Purchases of available-for-sale investment securities                            (24,000)       (1,500)         (500)
  Purchases of held-to-maturity investment securities                                    -       (17,114)       (3,492)
  Purchases of mortgage-backed securities                                           (9,927)            -             -
  Principal repayments on mortgage-backed securities                                 1,480         4,965         3,049
  Purchase of loans receivable                                                     (87,055)      (14,401)       (2,465)
  Net (increase) decrease in loans                                                  31,224        10,223        (8,424)
  Proceeds from sale of FHLB stock                                                     352             -             -
  Proceeds from sales of real estate acquired in settlement of loans                   109         1,080           986
  Capitalized costs of real estate acquired in settlement of loans                       -          (450)         (138)
  Proceeds from sale of office properties and equipment                                 10             -             -
  Acquisition of office properties and equipment                                      (209)         (101)          (28)
                                                                                 ---------     ---------     ---------
          Net cash provided by (used in) investing activities                      (69,421)        2,702         7,325
                                                                                 ---------     ---------     ---------

HERITAGE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
(In Thousands of Dollars)
-------------------------------------------------------------------------------

                                                                                        Years Ended September 30,
                                                                                    ----------------------------------
                                                                                     1999          1998          1997
 FINANCING ACTIVITIES:
   Net (decrease) increase in deposits                                              $    278      $(9,308)     $ 5,682
   Net proceeds from sale of common stock                                                  -       62,421            -
   Principal repayments on Federal Home Loan Bank borrowings                               -             -      (5,000)
   Advances from Federal Home Loan Bank                                               30,000             -           -
   Purchase of treasury stock                                                         (7,479)            -           -
   Cash distribution to stockholders                                                 (16,129)            -           -
   Dividend payment                                                                   (1,221)            -           -
                                                                                    --------      --------     -------
           Net cash provided by financing activities                                   5,449        53,113         682
                                                                                    --------      --------     -------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (60,394)       59,261       8,784

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       73,920        14,659       5,875
                                                                                    --------      --------     -------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $ 13,526      $ 73,920     $14,659

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
  Interest                                                                          $ 10,913      $ 11,988     $12,250
                                                                                    --------      --------     -------
  Income taxes                                                                      $  2,191      $  1,815     $   553
                                                                                    --------      --------     -------
 SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   Transfers from loans to real estate acquired in settlement of loans              $    102      $    281     $   996
                                                                                    --------      --------     -------
   Increase (decrease) in net unrealized gain on available-for-sale
     investment securities                                                          $    (54)     $    635     $   543
                                                                                    --------      --------     -------
   Sale of common stock to ESOP                                                     $      -      $  5,555       N/A
                                                                                    --------      --------     -------
   Transfer of common stock from treasury stock to MRDP Plan                        $  3,818      $      -     $     -
                                                                                    --------      --------     -------

See notes to consolidated financial statements.

HERITAGE BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
-------------------------------------------------------------------------------



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

      On April 7, 1998, the Corporation issued approximately 4.6 million shares of common stock for proceeds of approximately $69.4 million (net of costs of $1.4 million). The Association issued all of its outstanding capital stock to the Corporation in exchange for one-half of the net proceeds from the sale of the Corporation's stock. The Corporation accounted for the purchase of the Association in a manner similar to a pooling of interest whereby assets and liabilities of the Association maintain their historical cost basis in the consolidated company.

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

      Basis of Accounting - The accounting and reporting policies of the Company conform to generally accepted accounting principles and, additionally, the Bank conforms to reporting practices generally followed within the savings and loan industry.

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

      Loans - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amounts, adjusted for any charge-offs, allowance for loan losses and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

      Restructured loans are those for which concessions, such as the reduction of interest rates or deferral of interest or principal payments, have been granted due to a deterioration in the borrowers' financial condition. The difference between interest that would have been recognized under the original terms of nonaccrual and renegotiated loans and interest actually recognized on such loans was not a material amount for the years ended September 30, 1999, 1998 and 1997.

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

      Loans Held-for-Sale - Loans intended for sale in the secondary market are stated at the lower of cost or estimated market value as determined by outstanding commitments from investors, or current investor market yield requirements, calculated on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges against income.

      Office Properties and Equipment - Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets using straight-line and accelerated methods.

      Real Estate Acquired in Settlement of Loans - Real estate acquired in settlement of loans initially is stated at fair value at the date of foreclosure, thereby establishing a new cost basis. Valuations are performed periodically by management and allowances for losses are established when the cost of real estate acquired in settlement of loans exceeds fair value less estimated costs to sell. Revenues, expenses and additions to the valuation allowance related to real estate acquired in settlement of loans are charged to operations.

      Fair values are based primarily on independent appraisals of market value. Recovery of estimated fair value is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control. Accordingly, these estimates are particularly susceptible to changes that could result in a material adjustment in the near term.

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

      Earnings Per Share - As the Company's initial public offering closed on April 7, 1998, earnings per share for the years ended September 30, 1998 and 1997 are not presented.

      Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year adjusted for the weighted average number of unallocated shares held by the Employee Stock Ownership Plan ("ESOP"). Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options (Note 11) were converted into common stock using the treasury stock method.

      A reconciliation of the weighted average shares outstanding for the year ended September 30, 1999 follows:

     Basic shares                                                4,179,576
     Dilutive impact of stock options                               66,947
                                                                 ---------

     Diluted shares                                              4,246,523
                                                                 =========

      Recently Issued Accounting Standards - The Financial Accounting Standards Board ("FASB") recently issued four new accounting standards that will affect accounting, reporting and disclosure of financial information by the Company. Adoption of these standards is not expected to have a material impact on the financial condition or results of operations. The following is a summary of the standards and their required implementation dates:

      . SFAS No. 130, Reporting Comprehensive Income - This statement establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income (including, for example, unrealized holding gains and losses on available-for-sale securities) be reported in a financial statement similar to the statement of income and retained income. The accumulated balance of other comprehensive income is disclosed separately from retained income in the equity section of the balance sheet. The Company adopted this statement for the fiscal year ended September 30, 1999.

      . SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information - This statement establishes standards for the way public business enterprises report information about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Information required to be disclosed includes segment profit or loss, certain specific revenue and expense items, segment assets and certain other information. The Company adopted this statement for the fiscal year ended September 30, 1999. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes under SFAS No. 131.

      . SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities- This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137 delayed the implementation date for this standard and, as a result, it will become effective for the Company for the fiscal year beginning October 1, 2000. The Company is in the process of evaluating the effect of SFAS No. 133 on its financial position and results of operations, and therefore is unable to estimate the effect of the adoption.

      Reclassifications - Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.

2.   INVESTMENT SECURITIES

     Investment securities at September 30, 1999 and 1998 are summarized as follows (in thousands of dollars):

                                                                             Gross           Gross
                                                          Amortized       Unrealized      Unrealized       Fair
        September 30, 1999                                  Cost             Gains          Losses         Value
        Held-to-maturity - U.S. Government
          Agency obligations                              $   3,499        $       -       $      19     $   3,480
                                                          ---------        ---------       ---------     ---------

        Available-for-sale:
          U.S. Treasury obligations                       $     500        $       -       $       -     $     500
          U.S. Government Agency obligations                 21,999                -             242        21,757
          FHLMC common stock                                     57            3,492               -         3,549
                                                          ---------        ---------       ---------     ---------

        Total                                             $  22,556        $   3,492       $     242     $  25,806
                                                          =========        =========       =========     =========

                                                                             Gross           Gross
                                                          Amortized       Unrealized      Unrealized       Fair
        September 30, 1998                                  Cost             Gains          Losses         Value
        Held-to-maturity - U.S. Government
          Agency obligations                              $  17,112        $      96       $       -     $  17,208
                                                          ---------        ---------       ---------     ---------

        Available-for-sale:
          U.S. Treasury obligations                       $   1,506        $       9       $       -     $   1,515
          U.S. Government Agency obligations                  2,000                9               -         2,009
          FHLMC common stock                                     57            3,317               -         3,374
                                                          ---------        ---------       ---------     ---------

        Total                                             $   3,563        $   3,335       $       -     $   6,898
                                                          =========        =========       =========     =========

     The amortized cost and fair value of debt securities at September 30, 1999, by contractual maturity, follow (in thousands of dollars):

                                                              Available-for-Sale              Held-to-Maturity
                                                          --------------------------       -----------------------
                                                          Amortized          Fair          Amortized        Fair
                                                            Cost             Value            Cost          Value
        Due in one year or less                           $     500        $     500       $       -     $       -
        Due after one year through five years                20,999           20,767           3,499         3,480
        Due after five years through ten years                1,000              990               -             -
                                                          ---------        ---------       ---------     ---------
        Total                                             $  22,499        $  22,257       $   3,499     $   3,480
                                                          =========        =========       =========     =========

     There were no gross realized gains on sales of available-for-sale securities in fiscal 1999, 1998 and 1997. Gross realized losses on sales of available-for-sale investment securities were $20,000 in fiscal 1999, none in fiscal 1998 and $13,000 in fiscal 1997.

     Investment securities totaling $900,000 at September 30, 1999 were pledged as collateral for public deposits.

3.   MORTGAGE-BACKED SECURITIES

     Fixed rate mortgage-backed securities are classified as held-to-maturity investments and consist of the following types of investments (in thousands of dollars):

                                                          Amortized          Fair          Amortized        Fair
        September 30, 1999                                  Cost             Value            Cost          Value
        FNMA                                              $     328        $       -       $       3     $     325
        GNMA                                                  9,819               81               -         9,900
                                                          ---------        ---------       ---------     ---------

        Total                                             $  10,147        $      81       $       3     $  10,225
                                                          =========        =========       =========     =========

        September 30, 1998

        FNMA                                              $     553        $       3       $       2     $     554
        FHLMC                                                 1,142                -               5         1,137
                                                          ---------        ---------       ---------     ---------

        Total                                             $   1,695        $       3       $       7     $   1,691
                                                          =========        =========       =========     =========

     The amortized cost and fair value of mortgage-backed securities by contractual maturity, was as follows at September 30, 1999 (in thousands of dollars):

                                                          Amortized          Fair
                                                             Cost            Value
        Due in one year or less                           $       -        $       -
        Due after one year through five years                   328              325
        Due after five year through ten years                     -                -
        Due after ten years                                   9,819            9,900
                                                          ---------        ---------

        Total                                             $  10,147        $  10,225
                                                          =========        =========

4.   LOANS RECEIVABLE

     Loans receivable consist of the following (in thousands of dollars):

                                                                 September 30,
                                                         -----------------------------
                                                                 1999          1998
        Mortgage loans:
          Residential (1-4 family)                        $ 186,525         $ 173,891
          Builder construction loans                         61,428            11,261
          Commercial loans                                   32,981            14,484
        Savings account loans                                 1,127             1,077
        Home equity loans                                     9,424             8,925
        Commercial loans                                      3,679             2,785
        Consumer loans                                          187                 -
                                                          ---------         ---------
            Total loans                                     295,351           212,423

        Less:
          Undisbursed portion of loans in process           (41,608)          (14,514)
          Deferred loan origination fees                       (373)             (360)
          Allowance for loan losses                          (1,356)             (760)
                                                          ---------         ---------

        Total                                             $ 252,014         $ 196,789
                                                          =========         =========

        Weighted average interest rate of loans                8.01%             8.02%
                                                          =========         =========

     Subsequent to August 9, 1989, the Bank may not make loans to one borrower in excess of 15% of unimpaired capital under regulations of the Office of Thrift Supervision ("OTS"). At September 30, 1999, the Company had loans outstanding to individual borrowers ranging up to $6 million and was in compliance with this regulation.

     The Bank periodically sells mortgage loans in the secondary market. Generally such loans are sold without recourse and servicing is retained. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees received from investors as well as certain charges collected from borrowers, such as late payment fees. At September 30, 1999, 1998 and 1997, the Bank serviced loans for others with total balances outstanding of $3.0 million, $4.1 million and $5.4 million, respectively, and held borrowers' escrow balances in the amounts of $26,000, $32,000 and $41,000, respectively.

     The following is a reconciliation of the allowance for loan losses for the years ended September 30, 1999, 1998 and 1997 (in thousands of dollars):

                                                                        Years Ended
                                                                       September 30,
                                                            -----------------------------------
                                                              1999          1998          1997
        Balance at beginning of year                        $   760       $   874       $   670
        Provision for losses (recovery of allowance)            596          (105)          337
        Write-offs                                                -            (9)         (133)
        Recoveries                                                -             -             -
                                                            -------       -------       -------

        Balance at end of year                              $ 1,356       $   760       $   874
                                                            =======       =======       =======

     The total principal amount of impaired loans recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118, was immaterial at September 30, 1999 and 1998.

     Directors and officers of the Company are customers of the institution in the ordinary course of business. Deposits and loans of directors and officers have terms consistent with those offered to other customers. At September 30, 1999 and 1998, loans to officers or directors of the Company totaled approximately $477,000 and $503,000, respectively.


5.   OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized as follows (in thousands of dollars):

                                                               September 30,
                                                           --------------------
                                                             1999        1998

        Land                                               $    233    $    237
        Land improvements                                       271         271
        Office buildings                                      3,592       3,457
        Furniture, fixtures and equipment                     1,329       1,254
        Total                                                 5,425       5,219
        Less accumulated depreciation                        (1,392)     (1,116)
                                                           --------    --------

        Office properties and equipment - net              $  4,033    $  4,103
                                                           ========    ========


6.   DEPOSIT ACCOUNTS

     Deposit accounts are as follows (in thousands of dollars):


                                                               September 30,
                                                           --------------------
                                                             1999        1998
        Account Type

        Passbook Accounts (1999 - 1.94%; 1998 - 2.7%)      $  9,589    $  9,946
                                                           --------    --------
        NOW Accounts (1999 - .76%; 1998 - 2.1%)               5,290       2,627
                                                           --------    --------
        Money Market Deposit Accounts (1999 - 4.24%;
         1998 - 3.0%)                                         9,471         828
                                                           --------    --------
        Certificates of Deposit:
         2.01-3.00%                                           1,131           -
         3.01-4.00%                                             347       5,198
         4.01-5.00%                                          70,718       2,338
         5.01-6.00%                                          96,210     137,246
         6.01-7.00%                                          12,693      46,895
         7.01-8.00%                                             933       1,026
                                                           --------    --------
        Total certificates of deposit                       182,032     192,703
                                                           --------    --------

        Total                                              $206,382    $206,104
                                                           ========    ========

        Weighted average rate:
         Savings certificates                                  5.28%       5.82%
         All deposit accounts                                  4.95%       5.62%

     At September 30, 1999, deposit accounts with balances of $100,000 and greater totaled approximately $61.5 million. Deposits in excess of $100,000 are not federally insured. The Company does not accept brokered deposits.

     Maturities of certificates of deposits (in thousands of dollars):

        Year Ended September 30, 1999

        Maturing:
         Within 1 year                                                 $ 137,618
         After 1 but within 2 years                                       41,039
         After 2 but within 3 years                                        2,726
         After 3 but within 4 years                                          414
         After 4 but within 5 years                                          235
                                                                       ---------

        Total                                                          $ 182,032
                                                                       =========

     Interest expense by type of deposit is summarized as follows (in thousands of dollars):

                                                  Years Ended September 30,
                                             -----------------------------------
                                                1999          1998        1997

        Demand accounts:
         Passbook                            $     201     $     304   $     340
         NOW and Money Market Accounts             297            90          89
        Certificate accounts                    10,299        11,616      11,575
                                             ---------     ---------   ---------

        Total                                $  10,797     $  12,010   $  12,004
                                             =========     =========   =========


7. SHORT-TERM AND LONG-TERM BORROWING ARRANGEMENTS WITH FEDERAL HOME LOAN BANK OF ATLANTA

     The following table summarizes information regarding short-term Federal Home Loan Bank of Atlanta ("FHLB") advances (in thousands):

                                                                 Years Ended September 30,
                                                            -----------------------------------
                                                               1999          1998        1997
        Balance                                             $  10,000     $       0   $       0
        Weighted average interest rate                           5.75%         0.00%       0.00%
        Maximum amount outstanding at any month-end            10,000             0       5,000
        Average amount outstanding during the year                833             0       3,082
        Weighted average interest rate during the year           5.39%         0.00%       7.33%

     The following table summarizes information regarding long-term FHLB advances at September 30, 1999; there were no long-term FHLB advances at September 30, 1998 (in thousands):


          Maturity Date             Amount                 Rate

        August 9, 2009           $ 14,000,000             4.950%
        August 13, 2009          $  6,000,000             6.385%

     The long-term FHLB advances listed above have conversion provisions which allow the FHLB to request that the advance be converted into a three month LIBOR-based floating rate advance. The $14 million advance could be converted on a quarterly basis beginning on February 7, 2000. The $6 million advance could be converted on August 13, 2004.

     The Company pledged as collateral for these borrowings its FHLB stock and has entered into blanket collateral agreements with the FHLB whereby the Company maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances, when discounted at 75% of the unpaid principal balances, of at least 100% of total advances.

     Additionally, the Company may borrow under various line of credit programs with the FHLB. Any amounts advanced to the Company under these programs are secured by the Company's investment securities and bear interest at an adjustable rate with interest payable monthly. At September 30, 1999 and 1998, the Company had no amounts outstanding with the FHLB under these lines of credit.

8.   INCOME TAXES

     The tax effects of significant items comprising the Company's net deferred tax liability as of September 30, 1999 and 1998 are as follows (in thousands of dollars):

                                                                                           September 30,
                                                                                     -------------------------
                                                                                       1999             1998
        Deferred tax assets:
         Allowance for loan losses                                                    $  473           $  260
         Deferred loan fees                                                              141               23
         Difference between book and tax compensation under the ESOP                      73               34
         Difference between book and tax compensation under the MRDP Plan                 83                -
         Other                                                                             -               62
                                                                                      ------           ------
           Total                                                                         770              379
                                                                                      ------           ------

        Deferred tax liabilities:
         Difference between book and tax basis of Federal Home Loan
           Bank stock                                                                    264              336
         Unrealized gain on investments available-for-sale                             1,203            1,234
         Difference between book and tax basis of fixed assets                            78               44
         Recapture of tax basis bad debt reserve arising after December 31, 1987         158              214
         Other                                                                             4                -
                                                                                      ------           ------
           Total                                                                       1,707            1,828
                                                                                      ------           ------

        Net deferred tax liability                                                    $  937           $1,449
                                                                                      ======           ======

     The net deferred tax liability at September 30, 1999 and 1998 is included in "other liabilities" in the balance sheet.

     The provision for income taxes is summarized as follows (in thousands of dollars):

                                                  Years Ended September 30,
                                               --------------------------------
                                                 1999         1998        1997

        Current provision:
          Federal                              $ 2,289      $ 1,842     $   553
          State                                    223          159          13
                                               -------      -------     -------

        Total current                            2,512        2,001         566
                                               -------      -------     -------

        Deferred (benefit) provision:
          Federal                                 (404)         (61)        443
          State                                    (77)         (11)         85
                                               -------      -------     -------

        Total deferred                            (481)         (72)        528
                                               -------      -------     -------

        Total provision for income taxes       $ 2,031      $ 1,929     $ 1,094
                                               =======      =======     =======

     No valuation allowance on deferred tax assets has been established as management believes that the existing deductible temporary differences will reverse during periods in which the Bank generates net taxable income.

     In years ended September 30, 1996 and prior, the Bank was allowed under the Internal Revenue Code to deduct, subject to certain conditions, an annual addition to a reserve for bad debts ("reserve method") in determining taxable income. Legislation enacted in August 1996 repealed the reserve method effective for the Bank beginning with the fiscal year ended September 30, 1997.

     Deferred income taxes have been provided on differences between the bad debt reserve for tax purposes determined under the formerly used reserve method and the loan loss allowance for financial accounting purposes only to the extent of differences arising subsequent to December 31, 1987. Under the legislation previously mentioned, the Bank was required to recapture the post-1987 tax bad debt reserve of approximately $834,000 into expense over a six-year period beginning with the fiscal year ended September 30, 1998. Since a deferred tax liability has been provided on this difference, the recapture will have no impact on equity or results of operations.

     Retained earnings as of September 30, 1999 includes approximately $4.9 million representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. These reserves may be included in taxable income if the Bank pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Bank.

  Income taxes differed from amounts computed by applying the statutory federal rate of 34% to income before income taxes as follows (in thousands of dollars):


                                                                             Years Ended September 30,
                                                                        -------------------------------------
                                                                            1999        1998        1997
      Tax at statutory federal income tax rate (34%)                       $ 1,492     $ 1,824     $ 1,036
      Increase (decrease) resulting from:
       State income taxes                                                       97          98          66
       ESOP compensation not deductible for tax                                383           -           -
       MRDP Plan compensation not deductible for tax                            22           -           -
       Other - net                                                              37           7          (8)
                                                                           -------     -------     -------

       Total                                                               $ 2,031     $ 1,929     $ 1,094
                                                                           -------     -------     -------
       Effective rate                                                         46.3%       36.0%       35.9%



9. COMMITMENTS AND CONTINGENCIES

  Loan Commitments - Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments extend over various periods of time with the majority of such commitments disbursed within a ninety day period. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Commitments to extend credit at fixed rates exposes the Company to some degree of interest rate risk. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type or amount of collateral obtained varies and is based on management's credit evaluation of the potential borrower. At September 30, 1999, the Company had loan commitments, excluding undisbursed portions of interim construction loans, of approximately $2.3 million.

  At September 30, 1999, the Company had approved home equity lines of credit approximating $18.6 million, of which approximately $9.4 million was in use and approximately $9.2 million was available for use.

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


10.   BENEFIT PLANS

      401(k) Plan - The Company provides retirement benefits by means of a 401(k) plan for substantially all employees over the age of twenty-one who have completed six months of employment. Under the plan, employees may defer from 1% to 10% of their compensation to be contributed to the plan. The Company is allowed to make discretionary contributions, subject to certain limitations. Participants are 100% vested upon participation in the plan.

      Total expense under the retirement plan for the years ended September 30, 1999, 1998 and 1997 was approximately $28,000, $67,000 and $151,000, respectively.

      The Company provides no other post-employment benefits.

      Employee Stock Ownership Plan ("ESOP") - The ESOP is a noncontributory retirement plan adopted by the Company effective January 1, 1997 that includes all employees who meet minimum eligibility requirements. The ESOP acquired 370,000 shares of the Corporation's common stock in the Conversion at a price of $15 per share with proceeds of a loan from the Corporation in the amount of approximately $5.6 million. The Bank makes periodic cash contributions to the ESOP in an amount sufficient for the ESOP to make the scheduled payments under the note payable to the Corporation. In connection with the cash distribution (discussed in Note
      12), the ESOP received approximately $1.4 million on its shares of the Company's common stock. The ESOP used these funds to prepay a portion of the ESOP's debt obligation to the Company resulting in a charge of approximately $1.2 million of compensation expense and the release of additional share to the plan participants.

      The note payable has a term of 15 years, bears interest at 8.5% and requires a level quarterly payment of principal and interest of approximately $124,000. The note is collateralized by the shares of common stock held by the ESOP. As the note is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released from collateral are then allocated to participants based upon compensation. Compensation expense is determined by multiplying the per share market price of the Corporation's stock at the time the shares are committed to be released by the number of shares to be released. Any difference between the value of the released shares at market and cost is recorded as an addition or deduction to additional paid-in capital. The Company recognized approximately $1.5 million, including cash distribution, and $243,000 in compensation expense in the years ended September 30, 1999 and 1998, respectively, related to the ESOP.

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

      Shares released or committed to be released for allocation during the year ended September 30, 1999 and 1998 totaled 80,371 and 12,342, respectively. Shares remaining not released or committed to be released for allocation at September 30, 1999 and 1998 totaled 277,587 and 357,958 and had a market value of approximately $4.7 million and $6.2 million, respectively, based on the trading market price of the Company's stock at that date.


11.   STOCK COMPENSATION PLANS

      Management Recognition and Development Plan - On April 15, 1999, 185,150 shares of restricted stock were awarded to participants in the Heritage Bancorp, Inc. Management Recognition and Development Plan ("MRDP") that was approved at the Company's Annual Meeting of Stockholders on February 3, 1999. The restricted stock awards vest over a five-year period. The 185,150 shares of stock were issued from treasury stock on the date of the grant. The Company recorded the stock award at the market value on the date of grant ($18.75 per share) as unearned MRDP shares in stockholders' equity and will amortize the unearned MRDP shares to compensation expense over the vesting period.

      As a result of the payment of the cash distribution (see Note 12), approximately $741,000 was paid on unvested shares included in the Company's MRDP and such payment was accounted for as compensation expense. Unearned MRDP shares were reduced (with a corresponding charge to additional paid-in capital) to reflect the reduction in the value of the shares held by the Plan.

      Stock Option Plan - On April 15, 1999, the Company adopted the 1998 Heritage Bancorp, Inc. Stock Option Plan ("SOP"), which allows the granting to management and directors the option to purchase common stock of the Corporation ("options") aggregating to 416,588 shares. On April 15, 1999, the 416,588 options were granted to employees and non-employee directors. The exercise price equaled the fair market value of the shares on the date of grant; therefore, no compensation expense was recorded. The non-employee director options vest immediately and the employee options vest 50% on date of grant and 50% one year from date of grant. Each option has a term of 10 years.

      A summary of stock option activity under the SOP is detailed as follows:


                                                                                      Weighted
                                                                                      Average
                                                                                      Exercise
                                                                         Shares       Price
              Outstanding, October 1, 1998                                    -
              Granted                                                   416,588        $ 15.10
              Forfeited                                                       -
                                                                        -------
              Outstanding, September 30, 1999                           416,588        $ 15.10
                                                                        -------
              Exercisable at September 30, 1999                         291,594
                                                                        -------

      The following table summarized information about stock options outstanding at September 30, 1999:

                                                                 Weighted
                                                                 Average
                                                                Remaining
                                                               Contractual
                Exercise               Number                    Life in
                Price                Outstanding                  Years

                $15.10                 416,588                     9.5


      In connection with the cash distribution (see Note 12), the exercise price of all options was adjusted in accordance with FASB Emerging Issues Task Force Issue No. 90-9 "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring." The weighted average reduction in exercise price was $3.65 per share.

      The Company accounts for stock option awards using the intrinsic value method and has recognized no compensation expense for the year ended September 30, 1999. SFAS 123, Accounting for Stock-Based Compensation, permits the use of the intrinsic value method; however, requires the Company to disclose the pro forma net income and earnings per share as if the stock based compensation had been accounted for using the fair value method. Had the compensation costs for the Company's stock option plan been determined based on the fair value method, the Company's net income and earnings per share would have been reduced to the pro form amounts indicated below (in thousands except per share data):



                                                                    Amount

             Net income:
               As reported                                         $ 2,356
               Pro forma                                           $ 1,623

             Basic earnings per share:
               As reported                                         $  0.56
               Pro forma                                           $  0.39

             Diluted earnings per share:
               As reported                                         $  0.56
               Pro forma                                           $  0.38

             Weighted average fair value of an
               option share granted during the year                $  3.93


      The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

       Risk-free interest rate                                   5.05%
       Expected option life                                      5 years
       Expected volatility                                        25%
       Expected dividend yield                                     2%


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

      Current regulations of the OTS allow the Bank (based upon its current capital level and supervisory status assigned by the OTS) to pay a dividend of up to 100% of net income to date during the calendar year, plus 50% of its surplus capital existing at the beginning of the calendar year. Supervisory approval is not required, but 30 days prior notice to the OTS is required. Any capital distribution in excess of this amount would require supervisory approval. Capital distributions are further restricted should the Bank's capital level fall below the full phased-in capital requirements of the OTS. In no case will the Bank be allowed to make a capital distribution in excess of the balance of the liquidation account. The Bank declared dividends to the Corporation amounting to $1.3 million and $694,000 in the years ended September 30,1999 and 1998, respectively.

      Distributions - On June 22, 1999 the Corporation paid a cash distribution of $16.1 million, or $4.00 per share, to its stockholders. The distribution has been accounted for as a return of capital and reflected in the Company's financial records as a reduction of additional paid-in capital.

      Share Repurchases - OTS regulations also place restrictions for a three-year period after the conversion on the Corporation with respect to repurchases of its common stock. Generally, the Corporation is not allowed to repurchase stock in the first year after Conversion, and is allowed to repurchase 5% of its outstanding shares in each of the next two years after Conversion. However, in the year ended September 30, 1999, the OTS approved two stock repurchase programs which allow the Corporation to purchase up to 416,588 shares of its common stock. During the year ended September 30, 1999, the Corporation purchased 387,130 shares of its common stock under these repurchase programs. Restrictions apply, unless the OTS approves a waiver for benefit plans.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Under regulations of the OTS, the Company must satisfy certain minimum capital requirements, including a leverage capital requirement (expressed as a ratio of core or Tier I capital to adjusted total assets) and risk-based capital requirements (expressed as a ratio of core or Tier I capital and total capital to total risk-weighted assets). As an OTS regulated institution, the Bank also is subject to a minimum tangible capital requirement (expressed as a ratio of tangible capital to adjusted total assets). In measuring compliance with all three capital standards, institutions must deduct from their capital (with several exceptions primarily for mortgage banking subsidiaries and insured depository institution subsidiaries) their investments in, and advances to, subsidiaries engaged (as principal) in activities not permissible for national banks, and certain other adjustments. Management believes, as of September 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

      As of September 30, 1999 and 1998, the most recent respective notifications from the OTS classified the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management believes that there are no conditions or events that would have changed the Bank's category since the most recent notification.

      The following is a reconciliation of the Bank's equity reported in the financial statements under generally accepted accounting principles to OTS regulatory capital requirements (in thousands of dollars):

                                                                                      Tangible          Core          Risk-Based
                                                                                       Capital         Capital          Capital
               September 30, 1999
               Total equity of the Bank                                                $ 65,451        $ 65,451        $ 65,451
               General allowance for loan losses                                              -               -           1,345
               Net unrealized gain on available-for-sale securities                      (2,047)         (2,047)         (2,047)
                                                                                       --------        --------        --------
               Regulatory Capital                                                      $ 63,404        $ 63,404        $ 64,749
                                                                                       ========        ========        ========
               September 30, 1998
               Total equity of the Bank                                                $ 60,878        $ 60,878        $ 60,878
               General allowance for loan losses                                              -               -             750
               Net unrealized gain on available-for-sale securities                      (2,101)         (2,101)         (2,101)
                                                                                       --------        --------        --------
               Regulatory Capital                                                      $ 58,777        $ 58,777        $ 59,527
                                                                                       ========        ========        ========

      The Bank's actual and required capital amounts and ratios are summarized as follows (in thousands of dollars):

                                                                                                                   To Be Well
                                                                                                                 Capitalized Under
                                                                                            For Capital          Prompt Corrective
                                                                      Actual             Adequacy Purposes       Action Provisions
                                                                  ----------------   ------------------------    -------------------
                                                                  Amount   Ratio      Amount         Ratio       Amount        Ratio
               September 30, 1999
                 Tangible Capital (to adjusted-total assets)      $63,404  20.3%      $ 4,675        1.5%           No Requirement
                 Tier I Capital (to adjusted-total assets)        $63,404  20.3%      $ 9,350        3.0%           $15,583    5.0%
                 Tier I Capital (to risk-weighted assets)         $63,404  34.7%        No Requirement              $10,949    6.0%
                 Total Capital (to risk-weighted assets)          $64,749  35.5%      $14,598        8.0%           $18,248   10.0%


               September 30, 1998
                 Tangible Capital (to adjusted-total assets)      $58,777  19.4%      $ 4,541        1.5%           No Requirement
                 Tier I Capital (to adjusted-total assets)        $58,777  19.4%      $ 9,083        3.0%           $15,138    5.0%
                 Tier I Capital (to risk-weighted assets)         $58,777  40.3%        No Requirement              $ 8,760    6.0%
                 Total Capital (to risk-weighted assets)          $59,527  40.8%      $11,681        8.0%           $14,601   10.0%

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information regarding financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate a value. The stated and estimated fair value amounts of the Company's financial instruments, as of September 30, 1999 and 1998, are summarized below (in thousands of dollars):

                                                                               1999                           1998
                                                                   -----------------------------   ---------------------------
                                                                       Stated       Estimated         Stated       Estimated
                 Assets                                                Amount      Fair Value         Amount       Fair Value
                 Cash and cash equivalents                            $ 13,526      $ 13,526         $ 73,920       $ 73,920
                 Mortgage-backed securities                             10,147        10,225            1,695          1,691
                 Investment securities                                  29,305        29,286           24,010         24,106
                 Loans receivable, net                                 252,014       262,096          196,789        201,342
                 Loans held-for-sale                                       777           788              849            869
                 Federal Home Loan Bank stock                            1,690         1,690            2,042          2,042
                 Accrued interest receivable                             1,948         1,948            1,335          1,335
                                                                      ---------    ---------        ---------      ---------
                                                                      $ 309,407    $ 319,559        $ 300,640      $ 305,305
                                                                      =========    =========        =========      =========
                 Liabilities

                 Interest bearing demand deposits                      $  9,589    $   9,589        $   9,946      $   9,946
                 Money market accounts                                    9,471        9,471              828            828
                 NOW accounts                                             5,290        5,290            2,627          2,627
                 Certificates of deposit                                182,032      181,113          192,703        194,174
                 FHLB Advances                                           30,000       29,645                -              -
                 Accrued interest payable                                   446          446              359            359
                                                                      ---------    ---------        ---------      ---------
                                                                      $ 236,828     $235,554        $ 206,463      $ 207,934
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

      FHLB Advances - Fair values for FHLB advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregate expected monthly maturities of FHLB advances.

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

14.   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

      The following condensed balance sheets, as of September 30, 1999 and 1998 and condensed statements of income and cash flows for the year ended September 30, 1999 and the period from April 6, 1998 (date of incorporation) to September 30, 1998 for Heritage Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto (in thousands of dollars):

           BALANCE SHEET                                                        September 30,
                                                                        -------------------------------
                                                                         1999                   1998
           Assets

           Cash and cash equivalents                                     $ 5,230                $28,953
           Investment in subsidiary                                       65,450                 60,933
           Note receivable                                                 3,969                  5,453
           Other assets                                                       13                    773
                                                                         -------                -------

             Total                                                       $74,662                $96,112
                                                                         -------                -------
           Liabilities and Shareholders' Equity

           Dividend payable                                              $     -                $   694
           Income taxes payable                                               80                     88
           Shareholders' equity                                           74,582                 95,330
                                                                         -------                -------

             Total                                                       $74,662                $96,112
                                                                         =======                =======

                                                                                           For the Period
                                                                                            from April 6,
                                                                       Year Ended              1998 to
                                                                      September 30,         September 30,
           STATEMENT OF INCOME                                           1999                   1998
           Interest income                                               $ 1,354                $   724
           Dividend income from bank                                       1,327                    694
                                                                         -------                -------
           Total income                                                    2,681                  1,418
                                                                         -------                -------
           Other operating expenses                                          341                      -
           Provision for income taxes                                        522                    273
           Equity in undistributed earnings of subsidiary                   (538)                (1,115)
                                                                         -------                -------
           Net income                                                    $ 2,356                $ 2,260
                                                                         =======                =======

                                                                                                         For the Period
                                                                                                          from April 6,
                                                                                    Year Ended               1998 to
                                                                                   September 30,           September 30,
              STATEMENT OF CASH FLOWS                                                  1999                   1998
              Operating activities:
                Net income                                                           $  2,356                $  2,260
                Adjustments to reconcile net income to
                  cash provided by operating activities:
                  Equity in undistributed earnings of subsidiary                         (538)                 (1,115)
                  Increase (decrease) in other assets                                     760                    (773)
                  (Decrease) increase in income taxes payable                             (63)                     88
                                                                                     --------                --------

              Net cash provided by operating activities                                 2,515                     460
                                                                                     --------                --------
              Investing activities:
                Investment in subsidiary                                               (2,254)                (34,029)
                Principal payments on ESOP loan receivable                              1,484                     101
                                                                                     --------                --------

              Net cash used in investing activities                                      (770)                (33,928)
                                                                                     --------                --------
              Financing activities:
                Net proceeds from sale of common stock                                      -                  62,421
                Purchase of treasury stock                                             (7,479)                      -
                Payment of cash distribution                                          (16,129)                      -
                Payment of cash dividends                                              (1,860)                      -
                                                                                     --------                --------

              Net cash (used in) provided by financing activities                     (25,468)                 62,421
                                                                                     --------                --------
              Net (decrease) increase in cash and cash equivalents                    (23,723)                 28,953
              Cash and cash equivalents at beginning of period                         28,953                       -
                                                                                     --------                --------

              Cash and cash equivalents at end of period                             $  5,230                $ 28,953
                                                                                     ========                ========

15.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Summarized unaudited quarterly operating results for the years ended September 30, 1999 and 1998 are as follows (in thousands, except per share data):


                                                                    First       Second       Third       Fourth
      September 30, 1999                                           Quarter      Quarter     Quarter      Quarter
      Interest income                                              $ 5,370     $ 5,280      $ 5,322     $ 5,616
      Interest expense                                               2,870       2,693        2,625       2,812
                                                                   -------     -------      -------     -------

      Net interest income                                            2,500       2,587        2,697       2,804
      Provision for loan losses (recovery of allowance)                 75           -          382         139
                                                                   -------     -------      -------     -------
      Net interest income after provision for loan losses            2,425       2,587        2,315       2,665
      Other income                                                      65          60           41          46
      Other expense                                                    977       1,004        2,855/(2)/    981
                                                                   -------     -------      -------     -------
      Income before income taxes                                     1,513       1,643         (499)      1,730
      Provision for income taxes                                       548         569          269         645
                                                                   -------     -------      -------     -------
      Net income (loss)                                            $   965     $ 1,074      $  (768)    $ 1,085
                                                                   -------     -------      -------     -------
      Basic earnings per share                                     $  0.23     $  0.26      $ (0.18)    $  0.26

      Diluted earnings per share                                   $  0.23     $  0.26      $ (0.18)    $  0.26


                                                                    First       Second       Third       Fourth
      September 30, 1998                                           Quarter      Quarter     Quarter      Quarter
      Interest income                                              $ 4,512     $ 4,794      $ 5,223     $ 5,351
      Interest expense                                               3,118       3,178        2,826       2,888
                                                                   -------     -------      -------     -------
      Net interest income                                            1,394       1,616        2,397       2,463
      Provision for loan losses (recovery of allowance)                  -        (115)           -          10
                                                                   -------     -------      -------     -------
      Net interest income after losses (recovery or allowance)       1,394       1,731        2,397       2,453
      Other income                                                      48          57           81          60
      Other expense                                                    588         777          714         778
                                                                   -------     -------      -------     -------
      Income before income taxes                                       854       1,011        1,764       1,735
      Provision for income taxes                                       330         360          655         584
                                                                   -------     -------      -------     -------
      Net income                                                   $   524     $   651      $ 1,109     $ 1,151

      Basic earnings per share /(1)/                               $     -     $     -      $  0.26     $  0.27

      Diluted earnings per share /(1)/                             $     -     $     -      $  0.26     $  0.27



      (1) Heritage Bancorp, Inc.'s initial public offering closed on April 6, 1999. For purposes of earnings per share calculations for the third quarter, shares issued on April 6, 1999 have been assumed to be outstanding as of April 1, 1999.

      (2) Includes a $1.9 million compensation charge related to the cash distribution of $4.00 per share.

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HERITAGE BANCORP, INC.


Date:  December 27, 1999                By: /s/ J. Edwards Wells
                                            -----------------------------
                                            J. Edward Wells
                                            President and Chief Executive
                                            Officer


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                    TITLE                                            DATE
----------                                    -----                                            ----
/s/ J. Edward Wells                     President, Chief Executive Officer                     December 27, 1999
----------------------------------
J. Edward Wells                         and Director (Principal Executive Officer)


/s/ Edwin I. Shealy                     Chief Financial Officer (Principal                     December 27, 1999
----------------------------------
Edwin I. Shealy                         Financial and Accounting Officer)


/s/ Aaron H. King                       Director                                               December 27, 1999
----------------------------------
Aaron H. King


/s/ J. Riley Bailes                     Director                                               December 27, 1999
----------------------------------
J. Riley Bailes


/s/ John H. Lake                        Director                                               December 27, 1999
----------------------------------
John H. Lake


/s/ John C. Owings, II                  Director                                               December 27, 1999
----------------------------------
John C. Owings, II