Form 10-Q
period 1999-12-31
HERITAGE BANCORP INC /SC/
filed 2000-02-14
CIK 1050884

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1999.

      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to
      ____________________

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

              201 West Main Street, Laurens, South Carolina 29360
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (864) 984-4581
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

            Common Stock Outstanding: 4,301,089 at February 8, 2000.

                               Table of Contents



                                                                                        Page
Part I.     Financial Information
-------     ---------------------
Item 1.     Financial Statements  (unaudited)

            Consolidated Balance Sheets at December 31, 1999 and September 30, 1999        1

            Consolidated Statements of Income for the Three Month Periods Ended
            December 31, 1999 and 1998                                                     2

            Consolidated Statements of Shareholders' Equity for the Three Month Period
            Ended December 31, 1999                                                        3

            Consolidated Statements of Cash Flows for Three Month Periods
            Ended December 31, 1999 and 1998                                             4-5

            Notes to Consolidated Financial Statements                                   6-7

Item 2.     Management's Discussion and Analysis of Financial Condition and             7-10
            Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                    10

Part II.    Other Information                                                             11

SIGNATURES                                                                                12

ITEM 1: FINANCIAL STATEMENTS
----------------------------

                            HERITAGE BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars Except Share Data)
                                  (Unaudited)

ASSETS                                                             December 31,        September 30,
                                                                       1999                1999
Cash                                                                $   3,951           $   2,341
Federal funds sold and overnight interest-bearing deposits             14,442              11,185
                                                                    ---------           ---------
     Total cash and cash equivalents                                   18,393              13,526
Investment securities:
  Held-to-maturity - at amortized cost (market value: December 31,
   1999 - $2,962; September 30, 1999 - $3,480)                          2,999               3,499
Available-for-sale - at fair value (amortized cost: December 31,
   1999 - $22,056; September 30, 1999 - $22,556)                       24,769              25,806
Mortgage-backed securities - held to maturity - at amortized cost
 (market value: December 31, 1999 - $9,648; September 30,
 1999 - $10,225)                                                        9,225              10,147
Loans receivable - net                                                268,944             252,014
Loans held-for-sale - at lower of cost or market (market value:
December 31, 1999 - $774; September 30, 1999 - $788)                      774                 777
Office properties and equipment - net                                   4,132               4,033
Federal Home Loan Bank Stock - at cost                                  2,750               1,690
Accrued interest receivable                                             1,974               1,948
Real estate acquired in settlement of loans - net
Other assets                                                              140                 277
                                                                    ---------           ---------
TOTAL ASSETS                                                        $ 334,100           $ 313,717
                                                                    =========           =========
LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts                                                    $ 202,625           $ 206,382
Advance from Federal Home Loan Bank of Atlanta                         55,000              30,000
Accrued interest on deposit accounts                                      557                 446
Other liabilities                                                       2,464               2,307
                                                                    ---------           ---------
Total liabilities                                                     260,646             239,135
                                                                    ---------           ---------
STOCKHOLDERS' EQUITY:
 Common Stock of .01 par value per share. Authorized
  10,000,000 shares: issued 4,628,750 at December 31, 1999
  and September 30, 1999; outstanding: 4,301,089 and 4,426,770
  at December 31, 1999 and September 30, 1999, respectively                46                  46
Additional Paid in Capital                                             51,221              51,214
Unallocated Shares                                                     (4,087)             (4,164)
 Unearned MRDP Shares                                                  (2,457)             (2,600)
Retained income - substantially restricted                             32,792              31,700
Treasury Stock - at cost (327,661 and 201,980 shares at
 December 31, 1999 and September 30, 1999, respectively)               (5,770)             (3,661)
Accumulated other comprehensive income                                  1,709               2,047
                                                                    ---------           ---------
     Total Stockholders' Equity                                        73,454              74,582
                                                                    ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 334,100           $ 313,717
                                                                    =========           =========

                            HERITAGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars, Except Per Share Data)
                                  (Unaudited)

                                                                      Three Months Ended
                                                                         December 31,
                                                           --------------------------------------
                                                                 1999                    1998
INTEREST INCOME:
  Interest on loans                                        $    5,287              $    4,079
  Investment securities and other                                 600                   1,279
  Mortgage-backed securities                                      185                      12
                                                          -----------              ----------
          Total interest income                                 6,072                   5,370

INTEREST EXPENSE:
  Deposits                                                      2,567                   2,870
  Advances from Federal Home Loan Bank of Atlanta                 596                       -
                                                          -----------              ----------
           Total interest expense                               3,163                   2,870
                                                          -----------              ----------

NET INTEREST INCOME                                             2,909                   2,500

PROVISION FOR LOAN LOSSES
  (RECOVERY OF ALLOWANCE)                                         149                      75
                                                          -----------              ----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                   2,760                   2,425
                                                          -----------              ----------

OTHER INCOME:
  Service charges and fees                                         51                      46
  Gain on sale of mortgage loans held-for-sale                                             20
  Other, net                                                       (1)                     (1)
                                                          -----------              ----------
          Total other income                                       50                      65
                                                          -----------              ----------

OTHER OPERATING EXPENSES:
  Employee compensation and benefits                              685                     535
  Deposit insurance premiums                                       31                      45
  Occupancy and equipment expense                                 105                     105
  Data processing - service bureau fees                            56                      58
  Office supplies, postage, printing, etc.                         24                      22
  Professional fees                                                52                      69
  (Income) expense of real estate operations                                                1
  Other                                                            63                     142
                                                          -----------              ----------
          Total other operating expenses                        1,016                     977
                                                          -----------              ----------

INCOME BEFORE INCOME TAXES                                      1,794                   1,513

PROVISION FOR INCOME TAXES                                        702                     548
                                                          -----------              ----------

NET INCOME                                                $     1,092              $      965
                                                          ===========              ==========

Earnings-Dollars per Share
     Basic                                                $      0.27                    0.23
     Diluted                                              $      0.26                    0.23
Weighted Average Shares Outstanding
     Basic                                                  4,104,507               4,250,218
     Diluted                                                4,137,060               4,250,218

                             HERITAGE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                                  Accumulated
                                       Additional  Unallocated   Unearned                            Other
                               Common   Paid-In        ESOP        MRDP     Retained  Treasury   Comprehensive
                               Stock    Capital       Shares      Shares     Income     Stock        Income        Total
BALANCE
   September 30, 1999        $     46  $   51,214  $    (4,164)  $ (2,600)  $ 31,700  $ (3,661)  $       2,047   $ 74,582

Comprehensive income:
  Net income                        -           -            -          -      1,092         -               -      1,092
  Net unrealized loss on
    available-for-sale
    securities, net of
    reclassification
     adjustment                     -           -            -          -          -         -            (338)      (338)
                             --------  ----------  -----------   --------   --------  --------   -------------   --------
Total comprehensive income          -           -            -          -      1,092         -            (338)       754
                             --------  ----------  -----------   --------   --------  --------   -------------   --------

Shares released from ESOP           -           7           77          -          -         -               -         84
Dividends on common stock           -           -            -          -          -         -               -          -
Common stock repurchased            -           -            -          -          -    (2,109)              -     (2,109)
Vesting of MRDP shares              -           -            -        143          -         -               -        143
                                                                                                                        -
BALANCE,                                                                                                                -
                             --------------------------------------------------------------------------------------------
DECEMBER 31, 1999            $     46  $   51,221  $    (4,087)  $ (2,457)  $ 32,792  $ (5,770)  $       1,709   $ 73,454
                             ============================================================================================

See notes to consolidated financial statements.

                            HERITAGE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                              Three Months Ended
                                                                                                 December 31,
                                                                                  ---------------------------------------
                                                                                            1999                1998
OPERATING ACTIVITIES:
  Net income                                                                            $  1,092             $    965
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Deferred income tax benefit                                                                2                  (49)
    Accretion (amortization) of discount (premium) on
      investment and mortgage-backed securities                                               (4)                   1
    Amortization of net deferred income                                                      (21)                 (30)
    Provision for loan losses (recovery of allowance)                                        149                   75
    Origination of loans held for sale                                                         -                 (873)
   Principal repayments of loans held-for-sale                                                 3                  139
    Gain on sale of loans                                                                      -                  (20)
    Proceeds from the sale of loans held-for-sale                                              -                  893
    Depreciation on office properties and equipment                                           69                   69
    Allocation of ESOP shares                                                                 84                  114
    Vesting of MRDP Shares                                                                   143                    -
    (Increase) decrease in accrued interest receivable and other assets                     (949)                  37
    Increase (decrease) in accrued interest payable and other liabilities                    465                 (369)
                                                                                        --------             --------
          Net cash provided by operating activities                                        1,033                  952
                                                                                        --------             --------

INVESTING ACTIVITIES:
  Proceeds from maturities and calls of available-for-sale investment
    securities                                                                               500                1,500
  Proceeds from maturities and calls of held-to-maturity investment
    securities                                                                               500                6,000
  Purchase of available-for-sale investment securities                                         -               (4,000)
  Principal repayments on mortgage-backed securities                                         927                1,296
  Purchase of loans                                                                      (10,448)             (19,893)
  Net loan (originations) and principal payments on loans                                 (6,612)              12,202
  Acquisition of office properties and equipment                                            (167)                 (69)
                                                                                        --------             --------
          Net cash used in investing activities                                          (15,300)              (2,964)
                                                                                        --------             --------

  FINANCING ACTIVITIES:
  Net increase(decrease) in deposits                                                      (3,757)               1,037
  Advances from Federal Home Loan Bank                                                    25,000                    -
  Purchase of treasury stock                                                              (2,109)              (3,736)

         Net cash provided by (used in) financing activities                              19,134               (2,699)
                                                                                        --------             --------

                             HERITAGE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                               Three Months Ended
                                                                                                  December 31
                                                                                             ------------------------------
                                                                                                 1999             1998
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                                      4,867               (4,711)
                                                                                             ---------           ----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                13,526               73,920
                                                                                             ---------           ----------

CASH AND CASH EQUVALENTS AT END OF PERIOD                                                       18,393               69,209
                                                                                             =========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:
   Cash paid during the year for:
      Interest                                                                                   3,052                2,214
                                                                                             =========           ==========
      Income taxes:                                                                                 60                  195
                                                                                             =========           ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
     Net change in unrealized gain on available for sale securities                               (338)                 634
                                                                                             =========           ==========


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

   The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the year ending September 30, 2000. These unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1999, contained in the Company's Form 10-K for the fiscal year ended September 30, 1999.


2. EARNINGS PER SHARE

   A reconciliation of the weighted average shares outstanding for the three months ended December 31, 1999 and 1998 follows:

                                                                            1999              1998
                                                                   ----------------------------------
                                 Basic shares                              4,104,507        4,250,218
                                 Dilutive impact of stock options             32,553                -
                                                                   ----------------------------------
                                 Dilutive shares                           4,137,060        4,250,218
                                                                   ==================================

3. SHARES REPURCHASES

   On September 27, 1999, the Company announced that it had received regulatory approval to repurchase up to 218,616 shares of the Company's outstanding common stock. This program commenced on November 16, 1999 upon the completion of a prior repurchase program, and is expected to be completed within twelve months.

   During the three months ended December 31, 1999 the Company purchased 125,681 shares of its common stock at an average price of $16.78 per share.

4. COMPREHENSIVE INCOME

   Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of this Statement. Comprehensive income is the change in the Company's equity during the period from transactions and other event and circumstances. Comprehensive income consists of net income and other comprehensive income. The Company's "other comprehensive income" for the three months ended December 31, 1999 and 1998 and the "accumulated other comprehensive income" as of December 31, 1999 and 1998 are comprised solely of unrealized gains on investment securities available-for-sale.

   Comprehensive income for the three month periods ended December 31, 1999 and 1998 is as follows (in thousands):

                                                                                  1999          1998
                                                                            ---------------------------
                Net Income                                                          $1,092       $  965

                Other comprehensive income -
                  Unrealized gains on investment
                  securities available-for-sale arising
                  during the period, net of income taxes                              (338)         634
                                                                            ---------------------------
                Total comprehensive income                                          $  754       $1,599
                                                                            ===========================

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

Comparison of Financial Condition at December 31, 1999 and September 30, 1999

Total assets increased $20.4 million, or 6.5%, during the first three months of fiscal 2000 to $334.1 million. The increase resulted primarily from an increase in cash and cash equivalents of $4.9 million, or 36.0%, and an increase in loans receivable of $16.9 million, or 6.7%, offset by a decrease in investments and mortgage backed securities. The increase in loans receivable is the result of continued demand for home mortgage and construction loan products. Investment securities decreased 5.2% to $27.8 million from $29.3 million, as investments matured or were called and not replaced. Mortgage backed securities decreased $922,000 as a result of normal repayments and prepayments.

Deposit accounts decreased $3.8 million, or 1.8%, during the first three months of fiscal 2000 to $202.6 million. The decrease is primarily due to normal savings withdrawals and aggressive local competition for savings deposits.

Advances from the Federal Home Loan Bank grew by $25 million, or 83.3%, to $55 million at December 31, 1999. These short-term daily interest advances were used to fund loan growth.

Total equity decreased $1.1 million, or 1.5%, to $73.5 million at December 31, 1999 from $74.6 million. The decrease was primarily due to the Company's repurchase of its shares on the open market offset by the current quarter of net income.

Nonaccrual loans increased $607,000 to $1.3 million from $675,000 at September 30, 1999. Nonaccrual one-to-four family mortgage loans and nonaccrual home equity loans increased $322,000 and $6,000 respectively while nonaccrual builder construction loans increased $279,000. At December 31, 1999 and September 30, 1999, total nonaccrual loans accounted for 0.48% and 0.27 %, respectively, of net loans receivable. There was no real-estate owned as of September 30, 1999 and December 31, 1999. Total nonperforming assets were 0.38% of total assets at December 31, 1999, compared to 0.22% at September 30, 1999.

Comparison of Operating Results for the Three Months Ended December 1999 and
1998.

General. Net income increased $127,000, or 13.2%, to $1.1 million for the three months ended December 31, 1999 from $965,000 for the three months ended December 31, 1998. The increase was primarily the result of an increase in interest income offset by an increase in interest expense, provision for loan losses, income taxes, and other operating expenses.

Net Interest Income. Net interest income increased $409,000, or 16.4%, for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 because of an increase in the average balance of interest-earning assets, an increase in the yield on those assets, and a decrease in the cost of funds on interest bearing liabilities. This increase was offset by an increase in the average balance of total interest bearing liabilities of $40.9 million which is primarily due to an increase in Federal Home Loan Bank advances of $42.6 million offset by a decrease in the average balance of deposits of $1.7 million. Interest income increased $702,000, or 13.1%, between the periods. Interest income on loans increased $1.2 million as a result of an increase in the average balance of loans receivable to $262.2 million from $201.7 million. The average balance of interest-earning assets increased to $315.8 million from $298.2 million and the average yield on total interest-earning assets was 7.69% compared to 7.20% for the first quarter of fiscal 1999. The increase in the average balance of interest-earning assets was due chiefly to an increase in loans receivable.

Interest expense increased to $3.2 million for the quarter ended December 31, 1999 from $2.9 million for the quarter ended December 31, 1998. The increase is due to an increase in interest expense on advances from Federal Home Loan Bank from $0 to $596,000 offset by a decrease in interest expense on deposits of $303,000 from $2.9 million to $2.6 million. The reduction in deposit expense is primarily the result of a decrease in total average deposit accounts from $205.4 million for the quarter ended December 31, 1998 to $203.7 million for the quarter ended December 31, 1999 and a decrease in the yield on average deposits to 5.04% from 5.59%.

Provision for Loan Losses. Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral and prior loan loss experience. The provision for loan losses was $149,000 for the three months ended December 31, 1999 compared with $75,000 for the three months ended December 31, 1998. At December 31, 1999, the Bank's allowance for loan losses totaled $1.5 million, which equaled 0.5% of total loans outstanding compared to $835,000, which equaled 0.4% of total loans outstanding, on December 31, 1998. The increase in loan loss is chiefly a reflection of the increase in non-performing loans.

Other Income. Other income decreased $15,000, or 23.1%, to $50,000 for the three months ended December 31, 1999 from $65,000 for the three months ended December 31, 1998. This decrease was primarily the result of a $20,000 decrease from the gain on sale of mortgages for the quarter ended December

31, 1999 compared to the quarter ended December 31, 1998 offset by an increase of $5,000 in fee income for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998.

Other Operating Expenses. Other operating expenses increased $39,000, or 4.0%, from the first quarter of fiscal 1999 to the first quarter of fiscal 2000. Employee benefit and compensation increased $150,000 during the first quarter of fiscal 2000 primarily due to expenses associated with the Employee Stock Ownership Plan ("ESOP") and the Management Recognition and Development Plan ("MRDP"), offset by decreases in professional fees, shareholder expenses, deposit insurance premiums, and data processing.

Income Taxes. The provision for income tax was $702,000 in the first quarter of fiscal 2000 compared to $548,000 in the first quarter of fiscal 1999. The income tax provision was higher in fiscal 1999 because of higher taxable income.

Liquidity and Capital Resources

The Bank's primary sources of funds are customer deposits, fees, proceeds from principal and interest payments on and the sale of loans, maturing or sale of securities and advances from the FHLB of Atlanta. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, securities and loan sales and mortgage prepayments are influenced greatly by general interest rates, economic conditions and competition. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1999, cash and cash equivalents totaled $18.4 million, or 5.5% of total assets, and investment securities classified as available-for-sale totaled $24.8 million. At December 31, 1999, the Bank had received $55 million in advances from Federal Home Loan Bank.

As of December 31, 1999, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At December 31, 1999, under regulations of the Office of Thrift Supervision, the Bank's actual tangible, core and risk-based capital ratios were 19.21%, 19.21% and 31.85%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

Year 2000

As the year 2000 approached, the Bank's information and data processing system was assessed to insure appropriate operation after December 31, 1999. Many such systems in use worldwide faced the possibility of not being able to interpret dates after December 31, 1999 properly because such systems allowed only two digits to indicate the year in a date. Programmers initially used a two-digit dating system that became integrated into applications and hardware which could have caused systems to function improperly or fail on January 1, 2000. The problem could reside in computer programs, computer hardware, or electronic devices that reference dates in the course of their functions. Also, the Bank had to consider the potential problems that Year 2000 posed for third party service providers.

Year 2000 risk was present in virtually all of the Bank's normal operating activities. To confront these risks, the Bank developed a Year 2000 Plan, which was reviewed by senior management and the Board of Directors. The plan contained a review of Bank systems that could have been affected by Year 2000 problems along with an assessment of the potential impact that Year 2000 system problems could pose to the Bank's normal operation. Management categorized Year 2000 potential risks as either critical, important, or noncritical. Critical issues were those that would cause the Bank to lose its data communication and data processing capability and thus render normal operations virtually impossible. Noncritical issues were those that would pose an inconvenience but could be readily remediated through a manual or alternate processing system. Important issues were those that would cause some disruption to administrative or management functions but would cause no immediate operational problems and could be handled easily in a non-automated manner.

Management determined the most critical aspects of the Bank's operations that could be affected were the Bank's interaction with its data processing provider and the proper operation of its internal computer system. While other areas of concern, such as payroll and accounting services and mortgage escrow and tax services could pose some inconvenience and delays in normal operations, problems in these areas would be noncritical and could be readily corrected.

The Bank requested and received Year 2000 readiness certifications from third party service providers, whose services have been deemed critical to Bank operations. For critical systems, contingency plans were developed that made provisions for alternate and/or manual processing. These plans were prepared for four possible scenarios ranging from minor system anomalies to complete system disfunctionality. The worst case scenario would be the inability to use the internal computer system, the inability to communicate with the data processing provider, and the data processing provider's disfunctionality. Management feels that its preparation exceeds what is necessary for the most reasonably likely worst case scenario.

The Bank's primary data processing provider is FiServ. FiServ developed a Year 2000 Plan and provided the Bank with periodic updates. FiServ completed all program maintenance associated with its Year 2000 Plan in November, 1998, and certified that its data processing systems were Year 2000 compliant. FiServ's Year 2000 activities are also monitored by the OTS. The Bank began testing its software and hardware interfaces in conjunction with FiServ's system in November, 1998, and concluded in April, 1999. All data processing systems critical to the Bank's operation were successfully tested.

Heritage Federal utilized third party consultants to analyze its hardware and local area network needs to upgrade the Bank's software interfaces.

FiServ also monitored the Year 2000 status of third party vendors providing data exchange functions relating to the Bank. FiServ developed a comprehensive list of these vendors for its clients and evaluated the vendors as to the critical nature of their functions relating to the Bank.

Heritage Federal identified only one significant commercial borrower with Year 2000 exposure. Heritage requested, received, and reviewed the borrower's certification of compliance. Most of the company's loans are borrower-owned, single-family residences and involve minimal Year 2000 risk to the Bank.

Heritage Federal monitored the Year 2000 date change and operations following the date change proactively and experienced no disruptions or problems; furthermore, the Bank experienced no problems related to Year 2000 with its vendors or customers. Management will continue to monitor the Bank's systems through the Year 2000.

The external costs associated with the Bank's Year 2000 compliance were less than $50,000. The Bank does not track internal costs as these are related to normal payroll costs. The Bank expects little or no further expense associated with Year 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of December 31, 1999 than presented in the Company's form 10-K for the fiscal year ended September 30, 1999.

Part II.  Other Information

Item 1.   Legal Proceedings
          -----------------
          Not applicable

Item 2.   Changes in Securities and Use of Proceeds
          ------------------------------------------
          Not applicable

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None

Item 5.   Other Information
          -----------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)     Exhibits

                  (27)      Financial Data Schedule

          (b)     Reports on Form 8-K:

                            None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HERITAGE BANCORP, INC.


Date: February 14, 2000                    By: /s/ J. Edward Wells
                                               -------------------------------
                                                J. Edward Wells
                                                President and Chief Executive
                                                  Officer


Date: February 14, 2000                    By: /s/ Edwin I. Shealy
                                               -------------------------------
                                                Edwin I. Shealy
                                                Treasurer and Chief Financial
                                                  Officer