Form 10-K405/A
period 1999-09-30
HERITAGE BANCORP INC /SC/
filed 2000-03-31
CIK 1050884

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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
                                                ========       ========       ========       ========       ========
Per Share Data:
  Basic earnings (3).......................     $   0.56       $   0.53            N/A            N/A            N/A
  Diluted earnings (3).....................     $   0.56       $   0.53            N/A            N/A            N/A
  Cash dividends declared..................     $   0.30       $   0.15            N/A            N/A            N/A
  Cash distribution........................     $   4.00            N/A            N/A            N/A            N/A

__________________________
(1) Includes a $1.9 million compensation charge related to the $4.00 per share cash distribution.
(2) Includes one-time SAIF assessment of $1.2 million.
(3) As the Company's initial public offering closed on April 6, 1998, earnings per share for all fiscal years prior to September 30, 1998 are not presented. Earnings per share for the year ended September 30, 1998 have been calculated based on net income and average outstanding shares for the period April 1, 1998 through September 30, 1998.

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

HERITAGE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
(In Thousands of Dollars, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                                       Years Ended September 30,
                                                                                ---------------------------------------
                                                                                   1999           1998          1997
INTEREST INCOME:
  Loans                                                                         $   17,833    $   15,790      $ 15,034
  Investment securities and other                                                    3,650         3,882         2,289
  Mortgage-backed securities                                                           105           208           450
                                                                                ----------    ----------      --------
          Total interest income                                                     21,588        19,880        17,773
                                                                                ----------    ----------      --------
INTEREST EXPENSE:
  Deposits (Note 6)                                                                 10,797        12,010        12,004
  Federal Home Loan Bank borrowings                                                    203             -           226
                                                                                ----------    ----------      --------
          Total interest expense                                                    11,000        12,010        12,230
                                                                                ----------    ----------      --------
NET INTEREST INCOME                                                                 10,588         7,870         5,543

PROVISION FOR LOAN LOSSES (RECOVERY OF
  ALLOWANCE) (Note 4)                                                                  596          (105)          337
                                                                                ----------    ----------      --------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                                        9,992         7,975         5,206
                                                                                ----------    ----------      --------
OTHER INCOME:
  Service charges and fees                                                             188           228           205
  Gain on sale of mortgage loans held-for-sale                                          43            18             6
  Loss on sale of investments available-for-sale                                       (20)            -           (13)
  Other income, net                                                                      1             -             4
                                                                                ----------    ----------      --------
          Total other income                                                           212           246           202
                                                                                ----------    ----------      --------
OTHER OPERATING EXPENSES:
  Employee compensation and benefits (Note 10 and 11)                                4,086         1,713         1,450
  Deposit insurance premiums                                                           148           124           234
  Occupancy and equipment expense                                                      427           413           397
  Data processing - service bureau fees                                                202           134           132
  Office supplies, postage, printing, etc.                                             116           101            81
  Professional fees                                                                    280            82            56
  Advertising and promotions                                                            50            26            24
  Loss (income) from real estate operations
                                                                                        (8)           69          (167)
  Other                                                                                516           195           155
                                                                                ----------    ----------      --------
          Total other operating expenses                                             5,817         2,857         2,362
                                                                                ----------    ----------      --------
INCOME BEFORE INCOME TAXES                                                           4,387         5,364         3,046

PROVISION FOR INCOME TAXES (Note 8)                                                  2,031         1,929         1,094
                                                                                ----------    ----------      --------
NET INCOME                                                                      $    2,356    $    3,435      $  1,952
                                                                                ==========    ==========      ========
PER SHARE DATA (Note 1):
  Basic earnings per share                                                      $     0.56    $     0.53           N/A
                                                                                ==========    ==========
  Weighted average shares outstanding - basic                                    4,179,576     4,264,627
                                                                                ==========    ==========
  Earnings per share assuming dilution                                          $     0.56    $     0.53           N/A
                                                                                ==========    ==========
  Weighted average shares outstanding - assuming dilution                        4,246,523     4,264,627
                                                                                ==========    ==========

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

      In April 1998, the Association changed its name to Heritage Federal Bank (the "Bank").

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank (collectively referred to herein as the "Company"). All significant intercompany balances and transfers have been eliminated in consolidation. The following is a description of the significant accounting policies which the Company follows in preparing and presenting its consolidated statements.

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

      Earnings Per Share - As the Company's initial public offering ("IPO") closed on April 7, 1998, earnings per share for the year ended September 30, 1997 is not presented. Additionally, for the year ended September 30, 1998, earnings per share has been calculated based only on net income and average outstanding shares for the period April 1, 1998 through September 30, 1998 (the period subsequent to the IPO).

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

      A reconciliation of the weighted average shares outstanding for the years ended September 30, 1999 and 1998 follows:

                                                      1999         1998
                                                   ---------     ---------
     Basic shares                                  4,179,576     4,264,627
     Dilutive impact of stock options                 66,947            --
                                                   ---------     ---------

     Diluted shares                                4,246,523     4,264,627
                                                   =========     =========

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

                                        HERITAGE BANCORP, INC.


Date:  March 30, 2000                   By: /s/ Edwin I. Shealy
                                            -----------------------------
                                            Edwin I. Shealy
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)