Form 10-Q
period 2000-03-31
HERITAGE BANCORP INC /SC/
filed 2000-05-15
CIK 1050884

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000.

      or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from  ........ to .........

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

              Common Stock Outstanding: 4,040,132  at May 5, 2000.

                               Table of Contents



                                                                            Page
Part I.         Financial Information
-------         ----------------------

Item 1.      Financial Statements  (unaudited)

             Consolidated Balance Sheets at March 31, 2000 and
             September 30, 1999                                                1

             Consolidated Statements of Income for the Three and
             Six Month Periods Ended March 31, 2000 and 1999                   2

             Consolidated Statements of Stockholders' Equity for
             the Six Month Periods Ended March 31, 2000                        3

             Consolidated Statements of Cash Flows for the Six
             Month Periods Ended March 31, 2000 and 1999                     4-5

             Notes to Consolidated Financial Statements                      6-7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7-10

Item 3.      Quantitative and Qualitative Disclosures About Market
             Risk                                                             10

Part II.     Other Information                                             11-12

SIGNATURES                                                                    13

ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                             HERITAGE BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars Except Share Data)
                                  (Unaudited)

ASSETS                                                                                     March 31,       September 30,
                                                                                             2000               1999
Cash                                                                                      $  2,622            $  2,341
Federal funds sold and overnight interest-bearing deposits                                   5,049              11,185
                                                                                           -------            --------
          Total cash and cash equivalents                                                    7,671              13,526
Investment securities:
  Held-to-maturity - at amortized cost (market value: March 31,
    2000 - $2,953; September 30, 1999 - $3,480)                                              2,999               3,499
  Available-for-sale - at fair value (amortized cost:March  31,
   2000 - $22,939 ; September 30, 1999 - $22,556)                                           25,320              25,806
Mortgage-backed securities - held to maturity - at amortized cost
  (market value:  March 31, 2000 - $8,701; September 30,
 1999 - $10,225)                                                                             8,765              10,147
Loans receivable - net                                                                     283,521             252,014
Loans held-for-sale - at lower of cost or market (market value:
 March 31, 2000 - $771 ; September 30, 1999 - $788)                                            770                 777
Office properties and equipment - net                                                        4,185               4,033
Federal Home Loan Bank stock - at cost                                                       2,750               1,690
Accrued interest receivable                                                                  2,236               1,948
Real estate acquired in settlement of loans - net                                              252                   -
Other assets                                                                                   263                 277
                                                                                          --------            --------

TOTAL ASSETS                                                                              $338,732            $313,717
                                                                                          ========            ========

LIABILITIES AND EQUITY

LIABILITIES:
  Deposit accounts                                                                        $208,412            $206,382
  Advance from Federal Home Loan Bank of Atlanta                                            55,000              30,000
  Accrued interest on deposit accounts                                                         468                 446
  Other liabilities                                                                          2,311               2,307
                                                                                          --------            --------

          Total liabilities                                                                266,191             239,135
                                                                                          --------            --------

STOCKHOLDERS' EQUITY:
  Common Stock of $0.01 par value per share.  Authorized
     10,000,000 shares: issued 4,628,750 at  March 31,2000                                      46                  46
     and September 30, 1999; outstanding: 4,229,426 and 4,426,770 at  March 31, 2000 and September 30, 1999, respectively
  Additional Paid in Capital                                                                51,222              51,214
  Unallocated Shares                                                                        (4,010)             (4,164)
  Unearned MRDP Shares                                                                      (2,314)             (2,600)
  Retained income - substantially restricted                                                33,040              31,700
  Treasury Stock-at cost (399,324 and 201,980 shares at
    March 31, 2000 and September 30, 1999, respectively)                                    (6,943)             (3,661)
  Accumulated other comprehensive income                                                     1,500               2,047
                                                                                          --------            --------

          Total Stockholders' Equity                                                        72,541              74,582
                                                                                          --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $338,732            $313,717
                                                                                          ========            ========

See notes to consolidated financial statements.

                             HERITAGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands of Dollars, Except Per Share Data)
                                  (Unaudited)

                                                               Three Months Ended                 Six Months Ended
                                                                    March 31,                        March 31,
                                                         ------------------------------   -------------------------------
                                                               2000           1999              2000            1999
INTEREST INCOME:
  Interest on loans                                          $ 5,561        $ 4,283           $ 10,848        $ 8,362
  Investment securities and other                                587            991              1,187          2,270
  Mortgage-backed securities                                     172              6                357             18
                                                             -------        -------           --------        -------
          Total interest income                                6,320          5,280             12,392         10,650

INTEREST EXPENSE:
  Deposits                                                     2,606          2,693              5,173          5,563
  Advances from Federal Home Loan Bank of Atlanta                754              -              1,350              -
                                                             -------        -------           --------        -------
           Total interest expense                              3,360          2,693              6,523          5,563
                                                             -------        -------           --------        -------

NET INTEREST INCOME                                            2,960          2,587              5,869          5,087

PROVISION FOR LOAN LOSSES                                        184              -                333             75
                                                             -------        -------           --------        -------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                  2,776          2,587              5,536          5,012
                                                             -------        -------           --------        -------

OTHER INCOME:
  Service charges and fees                                        64             51                115             97
  Gain on sale of mortgage loans held-for-sale                                    9                                28
  Other, net                                                       -              -                 (1)             -
                                                             -------        -------           --------        -------
          Total other income                                      64             60                114            125
                                                             -------        -------           --------        -------

OTHER OPERATING EXPENSES:
  Employee compensation and benefits                             613            471              1,299          1,006
  Deposit insurance premiums                                      11             36                 42             81
  Occupancy and equipment expense                                110            113                215            218
  Data processing - service bureau fees                           55             52                111            110
  Office supplies, postage, printing, etc.                        30             43                 53             65
  Professional fees                                              327            106                379            175
  (Income) expense of real estate operations                     (13)             4                (13)             5
  Other                                                          278            179                342            321
                                                             -------        -------           --------       --------
          Total other operating expenses                       1,411          1,004              2,428          1,981
                                                             -------        -------           --------       --------

INCOME BEFORE INCOME TAXES                                     1,429          1,643              3,222          3,156

PROVISION FOR INCOME TAXES                                       588            569              1,289          1,117
                                                             -------        -------           --------       --------

NET INCOME                                                   $   841        $ 1,074           $  1,933       $  2,039
                                                             =======        =======           ========       ========

Earnings-Dollars per Share
     Basic                                                   $  0.21        $  0.26           $   0.48       $   0.49
     Diluted                                                 $  0.21        $  0.26           $   0.47       $   0.49
Weighted Average Shares Outstanding
     Basic                                                     4,004          4,068              4,054          4,160
     Diluted                                                   4,008          4,068              4,072          4,160

See notes to consolidated financial statements.

                             HERITAGE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                                      Accumulated
                                          Additional  Unallocated   Unearned                             Other
                                 Common     Paid-In       ESOP        MRDP     Retained   Treasury   Comprehensive
                                  Stock     Capital      Shares      Shares     Income     Stock        Income        Total

BALANCE
   September 30, 1999              $ 46    $ 51,214     $ (4,164)  $ (2,600)  $ 31,700   $ (3,661)     $ 2,047       $74,582

Comprehensive income:
  Net income                          -           -            -          -      1,933          -            -         1,933
  Net unrealized loss on
    available-for-sale
    securities, net of
    reclassification adjustment       -           -            -          -          -          -         (547)         (547)
                                -------    --------     --------   --------   --------   --------      -------       -------
Total comprehensive income            -           -            -          -      1,933          -         (547)        1,386
                                -------    --------     --------   --------   --------   --------      -------       -------

Shares released from ESOP             -           8          154          -          -          -            -           162
Dividends on common stock             -           -            -          -       (593)         -            -          (593)
Common stock repurchased              -           -            -          -          -     (3,282)           -        (3,282)
Vesting of MRDP shares                -           -            -        286          -          -            -           286
                                                                                                                           -
BALANCE,                                                                                                                   -
                                --------------------------------------------------------------------------------------------
March  31, 2000                    $ 46    $ 51,222     $ (4,010)  $ (2,314)  $ 33,040   $ (6,943)     $ 1,500       $72,541
                                ============================================================================================


See notes to consolidated financial statements.

                         HERITAGE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                                        March 31,
                                                                             -------------------------------
                                                                                   2000            1999
OPERATING ACTIVITIES:
  Net income                                                                      $ 1,933      $ 2,039
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Deferred income taxes                                                            (332)         (91)
    Amortization of premium on investment
       and mortgage-backed securities                                                 (11)          (2)
    Amortization of net deferred loan income                                          (41)         (89)
    Provision for loan losses                                                         333           75
    Origination of loans held for sale                                                  -       (1,353)
    Principal repayments of loans held-for-sale                                         7          142
    Gain on sale of loans                                                               -          (28)
    Proceeds from the sale of loans held-for-sale                                       -        1,381
    Depreciation on office properties and equipment                                   142          146
    Allocation of ESOP shares                                                         162          244
    Vesting of  MRDP Shares                                                           286            -
    Increase in accrued interest receivable and other assets                         (232)        (188)
    Increase (decrease) in accrued interest payable and other liabilities              46         (488)
                                                                                  -------      -------
          Net cash provided by operating activities                                 2,293        1,788
                                                                                  -------      -------

INVESTING ACTIVITIES:
  Proceeds from maturities and calls of available-for-sale investment
    securities                                                                        500        2,000
  Proceeds from maturities and calls of held-to-maturity investment
    securities                                                                        500       11,615
  Purchase of available-for-sale investment securities                               (883)      (8,500)
  Principal repayments on mortgage-backed securities                                1,392        1,330
  Purchase of loans                                                               (18,475)      (2,470)
  Net loan (originations) and principal payments on loans                         (13,577)     (18,620)
  Acquisition of office properties and equipment                                     (293)         (77)
  Purchase of Federal Home Loan Bank stock                                         (1,060)           -
                                                                                  -------      -------
          Net cash used in investing activities                                   (31,896)     (14,722)
                                                                                  -------      -------

  FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                               2,030       (1,727)
  Advances from Federal Home Loan Bank                                             25,000            -
  Purchase of treasury stock                                                       (3,282)      (4,631)
                                                                                  -------      -------

         Net cash provided by(used in) financing activities                        23,748       (6,358)
                                                                                  -------      -------

                             HERITAGE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                            Six Months Ended
                                                                                                 March 31
                                                                                      -----------------------------
                                                                                            2000         1999

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (5,855)     (19,292)
                                                                                          --------     --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            13,526       73,920
                                                                                          --------     --------

CASH AND CASH EQUVALENTS AT END OF PERIOD                                                 $  7,671     $ 54,628
                                                                                          ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:
   Cash paid during the year for:
      Interest                                                                            $  6,503     $  4,352
                                                                                          ========     ========
      Income taxes:                                                                          1,674        1,239
                                                                                          --------     --------

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
     Real estate acquired through foreclosure                                                  252           54
                                                                                          --------     --------
     Net change in unrealized gain on available for sale securities                           (547)    $    289
                                                                                          ========     ========

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

   The results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending September 30, 2000. These unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1999, contained in the Company's Form 10-K for the fiscal year ended September 30, 1999.


2. EARNINGS PER SHARE

   A reconciliation of the weighted average shares outstanding for the three months and six months ended March 31, 2000 and 1999 follows:

                                                   Three Months Ended                     Six Months Ended
                                                        March 31,                             March31,
                                        ------------------------------------  ------------------------------------
                                                  2000              1999                2000              1999
Basic shares                                    4,004,009         4,067,639           4,053,577         4,067,639
Dilutive impact of stock options                    3,998                 -              18,788                 -
                                        ------------------------------------  ------------------------------------
Dilutive shares                                 4,008,007         4,067,639           4,072,365         4,067,639
                                        ====================================  ====================================



3. SHARES REPURCHASES

   On September 27, 1999, the Company announced that it had received regulatory approval to repurchase up to 218,606 shares of the Company's outstanding common stock. This program commenced on November 16, 1999 upon the completion of a prior repurchase program, and is expected to be completed within twelve months. On April 13, 2000 the Company received approval to repurchase an additional 211,471 shares.

   During the six months ended March 31, 2000 the Company purchased 197,344 shares of its common stock at an average price of $16.63 per share.

4.    COMPREHENSIVE INCOME

      Comprehensive income for the six month periods ended March 31, 2000 and 1999 is as follows (in thousands):

                                                                                          Six Months Ended
                                                                                              March 31,
                                                                                     --------------------------
                                                                                            2000         1999
                                                                                     --------------------------

Net Income                                                                                 $ 1,933      $2,039

Other comprehensive income -
  Unrealized gains on investment
  securities available-for-sale arising
  during the period, net of income taxes                                                      (547)        289
                                                                                     --------------------------
Total comprehensive income                                                                 $ 1,386      $2,328
                                                                                     ==========================


5.    MERGER AGREEMENT

      On February 14, 2000, Heritage Bancorp, Inc. and SouthBanc Shares, Inc. entered into an Agreement and Plan of Merger pursuant to which Heritage will merge with and into SouthBanc. Such merger is subject to approval by stockholders of both companies as well as regulatory approval and is anticipated to close by the third calendar quarter.


6.    RELATED PARTIES

      In connection with the proposed merger, the Company granted to SouthBanc Shares, Inc. a stock option pursuant to a Stock Option Agreement, dated as of February 14, 2000, which, under certain defined circumstances, would enable SouthBanc to purchase up to 19.9% of Heritage's issued and outstanding shares of common stock at a price of $13.25 per share. The Stock Option Agreement provides that the total profit receivable thereunder may not exceed $2.0 million plus reasonable out-of-pocket expenses. In addition, SouthBanc granted heritage an identical option to acquire up to 19.9% of SouthBanc's common stock at a price of $17.50.

      The Company has purchased 50,000 shares of SouthBanc common stock on the open market at an average price of $17.66 as of March 31, 2000.

      On March 15, 2000, Heritage Federal Bank granted a loan to SouthBanc of $1.8 million for ninety days at the bank's prime lending rate to use for the repurchase of its shares of stock on the open market. This loan was paid in full on March 21, 2000.

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

Comparison of Financial Condition at March 31, 2000 and September 30, 1999

Total assets increased $25.0 million, or 8.0%, during the first six months of fiscal 2000 to $338.7 million. The increase resulted primarily from increases in total loans offset by a decrease in cash and cash equivalents and investments. Cash and cash equivalents decreased to $7.7 million from $13.5 million due to the Company's repurchase of stock and funding of loans. Investment securities decreased 3.4% to $28.3 million from $29.3 million, as investments matured. Mortgage backed securities decreased $1.4 million as a result of normal repayments and prepayments.

Deposit accounts increased $2.0 million, or 1.0%, during the first six months of fiscal 2000 to $208.4 million. The increase is primarily due to increased promotion of deposit services.

Total equity decreased $2.0 million, or 2.7%, to $72.5 million at March 31, 2000 from $74.6 million. The decrease was due to the Company's repurchase of its own stock of $3.3 million and a reduction of retained earnings by $0.6 million relating to the Company's declared semi-annual dividend offset by net income of $1.9 million.

Nonaccrual loans increased $3.2 million to $3.9 million from $675,000 at September 30, 1999. Nonaccrual one-to-four family mortgage loans and nonaccrual home equity loans increased $366,000 and $6,000 respectively while nonaccrual builder construction loans increased $2,861,000. The increase in builder construction nonaccrual resulted primarily from the bankruptcy of one builder with non-performing loans in the amount of $1.7 million and the death of another builder whose loans in the amount of $1.1 million deteriorated into a non-performing status. The building properties of the former builder are being completed under a bankruptcy court approved plan. The exact amount of the potential loss is not known. There are contracts for sale of the deceased builder's properties with a loss of approximately $40,000 anticipated. At March 31, 2000 and September 30, 1999, total nonaccrual loans accounted for 1.38% and 0.27%, respectively, of net loans receivable. Real estate owned increased to $252,000 at March 31, 2000 as the result of foreclosure of two single-family residences. Total nonperforming assets were 1.23% of total assets at March 31, 2000, compared to 0.22% at September 30, 1999.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and 1999.

General. Net income decreased $233,000, or 21.7%, to $841,000 for the three months ended March 31, 2000 from $1,074,000 for the three months ended March 31, 1999. The decrease in net income was primarily the result of an increase in other operating expenses of $407,000, or 40.5% from $1,004,000 to $1,411,000 and an increase in provision for loan loss of $184,000 from the second quarter of fiscal 1999 to the second quarter of fiscal 2000 offset by an increase in net interest income of $373,000.

Net Interest Income. Net interest income increased $373,000, or 14.4%, from the second quarter of fiscal 1999 to the second quarter of fiscal 2000. Interest income increased $1,040,000, or 19.7%, between the periods. Interest income on loans increased $1,278,000 as a result of an increase in the average balance of loans receivable to $277.1 million from $211.1 million. The average yield decreased from 8.1% for the quarter ended March 31, 1999 to 8.0% for the quarter ended March 31, 2000. The average balance of total interest-earning assets increased to $327.2 million from $294.5 million and the average yield on total interest-earning assets was 7.71% compared to 7.19% for the second quarter of fiscal 1999. This increase was primarily due to an increase in mortgage-backed securities from $385,000 to $9.1 million. The yield on mortgage-backed securities increased from 5.83% for the three months ended March 31, 1999 to 7.57% for the three months ended March 31, 2000.

Interest expense increased $667,000, or 24.8%, as a result of an increase in the average balance of interest bearing liabilities from $204.8 million for the quarter ended March 31, 1999 to $259.8 million for the quarter ended March 31, 2000. The increase in the average balance of liabilities is primarily due to the $55 million growth in Federal Home Loan Bank advances.

Provision for Loan Losses. Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral and prior loan loss experience. The provision for loan losses was $184,000 for the three months ended March 31, 2000 compared with no provision for the three months ended March 31, 1999. The increase is related to the growth in non-performing loans due chiefly to the Company's growth in builder construction loans. Lenders traditionally found these loans riskier and consequently have suffered higher default rates within construction portfolios. At March 31, 2000, the Bank's allowance for loan losses totaled $1,683,000 which equaled 0.59% of total loans outstanding compared to $835,000, which equaled 0.33% of total loans outstanding, on March 31, 1999.

Other Operating Expenses. Other operating expenses increased $407,000, or 40.5%, from the second quarter of fiscal 1999 to the second quarter of fiscal 2000. Employee benefit and compensation increased $142,000 during the second quarter of fiscal 2000 primarily due to expenses associated with the Management Recognition and Development Plan. Professional fees increased $221,000 from $106,000 for the quarter ended March 31,1999 to $327,000 for the quarter ended March 31, 2000 primarily due to increased expenses associated with the Company's recently announced merger agreement with SouthBanc Shares, Inc.

Income Taxes. The provision for income tax was $588,000 in the second quarter of fiscal 2000 compared to $569,000 in the second quarter of fiscal 1999. Although book income decreased, taxable income increased due to the non-deductibility of certain expenses, chiefly Management Recognition and Development Plan compensation and the Employee Stock Ownership Plan.

Comparison of Operating Results for the Six Months Ended March 31, 2000 and 1999

General. Net income decreased $106,000, or 5.2%, to $1.9 million, for the six months ended March 31, 2000 from $2.0 million for the six months ended March 31, 1999. The decrease in net income was primarily the result of an increase in other operating expenses and an increase in provision for loan loss offset by an increase in net interest income.

Net Interest Income. Net interest income increased $782,000, or 15.4%, from the six months of fiscal 1999 compared to the six months of fiscal 2000. Interest income increased $1.7 million, or 16.4%, between the periods. Interest income on loans increased $2,486,000 as a result of an increase in the average balance of loans receivable to $269.6 million from $206.4. The average balance of interest earning assets increased to $321.4 million from $296.4 million and the average yield on total interest earning assets increased from 7.2% to 7.7%. The increase in the average balance of interest earning assets was due to increased balances in loans receivable, mortgage-backed securities, investment securities, and Federal Home Loan Bank stock. These increases were offset by a decrease in Federal funds sold.

Interest expense on deposits decreased $390,000, or 7.0%, from the six months of fiscal 1999 compared to the six months of fiscal 2000 as a result of a decrease in the average balance of deposits to $204.3 million from $205.2 million and a decrease in the average yield on deposits to 5.06% from 5.42%.

Provision for Loan Losses. Loan loss provision for the first six months of fiscal 2000 was $333,000 compared to $75,000 during the first six months of fiscal 1999. The increase is related to the growth in non-performing loans due chiefly to the Company's growth in builder construction loans. Lenders traditionally found these loans riskier and consequently have suffered higher default rates within construction portfolios.

Other Operating Expenses. Other operating expenses increased $447,000, or 22.6%, from the first six months of fiscal 1999 to the first six months of fiscal 2000. Employee benefit and compensation expense increased $293,000 in the first six months of fiscal 2000 compared to the same period in the prior year primarily due to costs associated with the implementation of the Management Recognition and Development Plan, and normal salary increases. Additionally, professional fees increased due to expenses incurred with the proposed merger with SouthBanc Shares, Inc. These increases were partially offset by a decline in data processing costs and an increase in income from real-estate owned.

Income Taxes. The provision for income taxes was $1.3 million in the first six months of fiscal 2000 compared to $1.1 million in the first six months of fiscal 1999. The income tax provision was higher for the first six months of fiscal 2000 because of a higher taxable income.

Liquidity and Capital Resources

The Bank's primary sources of funds are customer deposits, fees, proceeds from principal and interest payments on and the sale of loans, maturing or sale of securities and advances from the FHLB of Atlanta. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, securities and loan sales and mortgage prepayments are influenced greatly by general interest rates, economic conditions and competition. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2000, cash and cash equivalents totaled $7.7 million, or 2.3% of total assets, and investment securities classified as available-for-sale totaled $25.3 million. At March 31, 2000, the Bank had a $67.7 million credit facility from Federal Home Loan Bank in Atlanta with a $55 million outstanding balance.

As of March 31, 2000, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2000, under regulations of the Office of Thrift Supervision, the Bank's actual tangible, core and risk-based capital ratios were 19.45%, 19.45% and 31.83%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2000 than presented in the Company's Form 10-K for the fiscal year ended September 30, 1999.

Part II.  Other Information

Item 1.   Legal Proceedings
          -----------------
          Not applicable

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
          Not applicable

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         On February 2, 2000, the Company held an annual meeting of shareholders for the following purposes:

         1.  To elect two directors to serve for a three year term;

         2. To ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending September 30, 1999;

         3. To consider and act upon such other matters as may properly come before the meeting or any adjournments thereof.

         The results of the voting are set forth below:

         1.  Election of Directors:

             Name                     For                  Withheld
             ----                     ---                  --------

             J. Riley Bailes          3,734,803            15,492
             Aaron H. King            3,729,023            21,272

         2. The appointment of Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 2000:

             For                     Against               Abstain
             ---                     -------               -------

             3,715,617               9,825                 24,853

Item 5.   Other Information
          -----------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)     Exhibits

          (27)      Financial Data Schedule

     (b)     Reports on Form 8-K:

               The Company filed a report on Form 8-K on February 22, 2000 reporting under Item 5 the Execution of the Agreement and Plan of Merger with SouthBanc Shares, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HERITAGE BANCORP, INC.


Date: May 13, 2000            By:  /s/ J. Edward Wells
                                   -------------------------------------
                                        J. Edward Wells
                                        President and Chief Executive Officer


Date: May 13, 2000            By: /s/ Edwin I. Shealy
                                   -------------------------------------
                                        Edwin I. Shealy
                                        Treasurer and Chief Financial Officer